Form 10QSB
period 1995-12-31
HOLOMETRIX INC
filed 1996-02-13
CIK 812151

UNITED STATES
                     			SECURITIES AND EXCHANGE COMMISSION
                    			      Washington, D.C.  20549
                    			  -----------------------------

                           				  FORM 10-QSB
                    			       -----------------

     X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1995

	Transition Report under Section 13 or 15(d) of the Securities Exchange
	Act of 1934 For the transition period from   to

              			 Commission file number  0-16152
       		     --------------------------------------
                     				Holometrix, Inc.
  	(Exact Name of Small Business Issuer as Specified in Its Charter)
             			------------------------------------

	   Delaware                                 04-2891557
	(State or Other Jurisdiction of             (I.R.S. Employer
	Incorporation or Organization)              Identification Number)

    		25 Wiggins Avenue, Bedford, Massachusetts  01730-2323
        			(Address of Principal Executive Offices)
         			-------------------------------------

                    				(617) 275-3300
      		(Issuers Telephone Number, Including Area Code)
 		       -----------------------------------------



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No X

As of December 31, 1995, 16,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No X



                           				FORM 10-QSB

                    			      QUARTERLY REPORT

                    			     TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . ... . . . . . . .1

Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . . . .2


PART I. FINANCIAL INFORMATION (*)

 Item 1. Condensed Financial Statements
       	Balance Sheets . . . . . . . . . . . . . . . . . . . . .  . . . .3
       	Statements of Loss . . . . . . . . . . . . . . . . . . . . . . . 5
       	Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . .6
       	Notes to Condensed Financial Statements. . . . . . . . . . . . ..7

	Item 2. Management's Discussion and Analysis or	Plan of Operations . .  8


PART II.  OTHER INFORMATION

       	Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .... .11

       	Item 2. Changes in Securities . . . . . . . . . . . . . . . . . 11

       	Item 3. Defaults upon Senior Securities . . . . . . . . . . . ..11

       	Item 4. Submission of Matters to a Vote of Security Holders .. .11

       	Item 5. Other Information . . . . . . . . . . . . . . . . . . . 11

       	Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12


(*) The financial information at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               				HOLOMETRIX, INC.
                       			    CONDENSED BALANCE SHEETS
                               			    ASSETS
                              	 		 (Unaudited)

                                  				December 31,    September 30,
                                					   1995              1995
                                					-----------     ------------
                                                 							    (*)
CURRENT ASSETS:

Cash and cash equivalents                $ 48,465        $ 40,707
Accounts receivable, less allowance
  for doubtful accounts of $20,000        441,761         407,633
Inventories                               222,343         239,238
Other current assets                       55,304          15,473
                                   					 --------        --------
              		TOTAL CURRENT ASSETS      767,873         703,051


EQUIPMENT AND FIXTURES - net              325,849         350,146

OTHER ASSETS - net                         18,913          20,020
                                   					  -------        --------
              		TOTAL ASSETS           $1,112,635      $1,073,217


                		See notes to condensed financial statements.
(*)     Balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            				HOLOMETRIX, INC.
                  			CONDENSED BALANCE SHEETS - Continued
                  			LIABILITIES AND STOCKHOLDERS' EQUITY
                          				   (Unaudited)

                                    					December 31,    September 30,
                                    					   1995             1995
                                    					------------    -------------
                                                  							     (*)
CURRENT LIABILITIES:
     Notes payable - stockholders      $   120,000     $     55,000
     Notes payable -line of credit         150,000          125,000
     Accounts payable                      177,950          214,743
     Accrued payroll and related expenses   14,168           28,731
     Accrued other expenses                114,030           61,589
     Due to stockholder                     43,544           10,854
     Current maturities of
       	  long-term obligations              4,673            4,673
                                   					   -------          -------
       	   TOTAL CURRENT LIABILITIES       624,365          500,590

LONG-TERM DEBT, .
	Notes payable-stockholders,
       	     less current maturities        55,000          110,000
	Long term obligations,
       	     less current maturities        23,429           24,571

TOTAL LIABILITIES                          702,794          635,161

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value,
    30,000,000 shares authorized;
    issued 20,533,157                      205,332           205,332

    Additional paid-in capital           2,219,009         2,219,009
    Accumulated deficit                 (1,910,500)       (1,882,285)
                                   					-----------       -----------
                                   					   513,841           542,056
    Less treasury stock (at cost)          104,000           104,000
                                  					-----------       -----------
    TOTAL STOCKHOLDERS'
     EQUITY                                409,841           438,056
                                  					-----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                             $1,112,635        $1,073,217
                                  					-----------       -----------
                		See notes to condensed financial statements.
(*)     Balance sheet at September 30, 1995 has been taken from the audited
	financial statements at that date.  All other financial statements
	are unaudited.


                              				HOLOMETRIX, INC.
                         			CONDENSED STATEMENTS OF LOSS

                                				(Unaudited)

                                  					Three-Month Period Ended December 31,
                                 					--------------------------------------
                                   					     1995                   1994
                                   					----------------      ---------------
NET REVENUES                                 $492,434               $417,735

COST OF SALES                                 341,518                296,564
                                   					      -------                -------
GROSS PROFIT                                  150,916                121,171
                                   					      -------                -------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      138,198                170,072

RESEARCH AND DEVELOPMENT                       32,809                 47,075
                                   					     --------               --------

TOTAL OPERATING EXPENSE                       171,007                217,147
                                   					     --------               --------

LOSS FROM OPERATIONS                          (20,091)               (95,976)

INTEREST EXPENSE - net                         (8,124)                (8,606)
                                    					     --------               --------

NET (LOSS)                                  ( $28,215)             ($104,582)
                                   					    ----------             ----------

NET LOSS PER COMMON SHARE:                     ($0.00)                ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                        16,296,878             14,468,342
                                   					   ----------             ----------



                			See notes to condensed financial statements.


                            				HOLOMETRIX, INC.
                     		    STATEMENTS OF CASH FLOWS

                             				(Unaudited)

	                                  			   Three-Month Period Ended December 31,
                                 			  		-------------------------------------
                                  					       1995                 1994
                                   					  ---------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                   ($28,215)            ($104,582)
Adjustments to reconcile net (loss) to net
cash provided by (used for) operating
activities:
  Depreciation and amortization                34,763                35,640
  Changes in operating assets and
  liabilities:
    Accounts receivable                       (36,151)               87,875
    Inventories                                16,895               (57,784)
    Other current assets                      (14,919)                5,142
    Accounts payable and accrued expenses      (1,018)               50,707
                                  					      --------              --------
     Net cash provided by (used for)
       operating activities                   (28,645)               16,998
                                  					      --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and fixtures additions             (9,358)               (3,372)
                                   					      ---------             --------
    Net cash used for investing activities     (9,358)               (3,372)
                                   					      ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable                       -                 (30,000)
  Purchase of treasury stock                      -                  (3,000)
  Due to stockholders, net                     21,903                   -
  Borrowings under notes payable-line
    of credit                                  25,000                   -
  Decrease in long-term obligations            (1,142)               (2,329)
                                  					      --------              --------

    Net cash provided by (used for)
      financing activities                     45,761               (35,329)

Net increase (decrease) in cash and cash
  equivalents                                   7,758               (21,703)

Cash and cash equivalents, beginning
  of period                                    40,707               108,503
                                  					      --------              --------

Cash and cash equivalents, end of period    $  48,465             $  86,800

Supplemental disclosure of non-cash transactions:
-------------------------------------------------
During the first quarter of fiscal year 1995, the Company converted its outstanding Redeemable Preferred Stock Series A, Preferred Stock
Series B, and certain outstanding debt and accrued interest into an aggregate of 5,901,950 shares of the Company's Common stock.

                  		See notes to condensed financial statements.


                              				HOLOMETRIX, INC.

                		     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                				(Unaudited)


    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

  The results of operations for the three month period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended December 31, 1995 as Compared With
-----------------------------------------------------------
the Three-Month Period Ended December 31, 1994
----------------------------------------------

    Revenues in the first quarter of fiscal 1996 totaled $492,000 as compared to $418,000 in the comparable quarter of 1995, an increase of $74,000. Management believes this 18% increase in revenues is directly related to its efforts in marketing, and focus on sales leads generation.

    Cost of sales increased by $45,000, from $297,000 (71% of sales) in the first quarter of fiscal 1995 to $342,000 (70% of sales) in the same period of fiscal 1996. The main reason for the increase in cost of sales was the increase in sales volume. The percent of sales decrease from 71% to 70% was primarily due to fixed overhead costs being spread over higher total sales. To further reduce costs, management recently reduced the workforce. The effect of the work force reduction will be realized in the second quarter and beyond.

    Selling, general and administrative expenses decreased by $32,000, or 19%, from $170,000 (41% of sales) to $138,000 (28% of sales).
  The difference was primarily the result of sharing the Company's facility and certain allocated overhead expenses with Tytronics Incorporated ("Tytronics"), a related entity which owns 54% of the Company's common stock. In addition, certain one-time expenses associated with Tytronics' purchase of the majority of Holometrix' stock during the first quarter of fiscal 1995 were not present.

    Research and development decreased $14,000, from $47,000 (11% of sales) to $33,000 (7% of sales). The decrease was due primarily to the sharing of certain allocated overhead expenses with Tytronics. Management anticipates that expenses in this area will remain relatively stable. The research and development expenses decreased as a percentage of sales in the first quarter of fiscal 1996 because total sales were higher as compared to the prior year period.

    Loss from operations was $20,000 in the first quarter of fiscal 1996, compared with loss of $96,000 in the comparable period of fiscal 1995, primarily due to higher revenues and lower operating expenses during the quarter. Net loss was $28,000 in the first quarter of fiscal 1996, compared with loss of $105,000 in the comparable period of fiscal 1995, again due primarily to the higher revenues and lower operating expenses during the quarter.

    Total Assets increased by $39,000 during the first quarter, from $1,074,000 to $1,113,000. Cash increased by $8,000, and accounts receivable increased by $36,000, due to higher sales volume. Inventories decreased by $17,000, due to improved manufacturing planning. Other current assets increased by $40,000, due primarily to the increase in receivables from Tytronics for shared facility and overhead expenses totaling $17,000, and prepaid expenses totaling $15,000. Fixed assets decreased by $24,000, due primarily to depreciation and amortization.

    Total Liabilities increased by $68,000, primarily due to increases in the Company's line of credit, accrued other expenses, and moneys due to Tytronics, all offset by a substantial reduction in accounts payable. At December 31, 1995, the Company was in default on its current $55,000 loan payment to Tytronics. Tytronics has expressed its agreement not to accelerate its loan to the Company ($165,000) through September 30, 1996. The Company's line of credit increased by $25,000 due to increased borrowings. Accounts payable decreased by $37,000, from $215,000 at September 30, 1995, to $178,000 at December 31, 1995, primarily due to payment of extended payables held at September 30, 1995 to conserve cash. Accrued other expenses increased by $52,000, mainly due to $38,000 of commissions to international distributors. Moneys due to a stockholder ("Tytronics") increased due to slow payments on the part of the Company, and an increased volume of inter-company transactions.

    As of December 31, 1995, the Company had an outstanding order backlog for products and services of approximately $118,000 as compared to a backlog of $277,000 as of December 31, 1994. The Company believes the $118,000 backlog will be realized in fiscal 1996. The backlog was reduced due to lower than normal bookings partly due to the government contract noted below. Management believes that this current backlog amount is only marginally adequate to maintain stable Company operations.

    In the fourth quarter of fiscal 1995, the Company received notification from the United States Government that a large contract was being suspended, at least temporarily. Approximately $483,600, or 23% of total sales in fiscal year 1995 represented revenues under this contract. This contract is terminable at will by the U.S. government. Due to changes in government appropriations, government funding levels, and spending priorities, this contract has been suspended effective September 30, 1995. Reinstatement, if it occurs, will be determined by the funding and direction of the fiscal 1996 Congressional budget and DOE executive decisions. Ultimately, this contract could be substantially reduced or canceled. The loss of this contract will have a material effect on the Company, reducing both sales and profitability.

    The Company expects that it will continue to explore additional business opportunities through enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or merger. However, there can be no guarantee that such activities will result in continuing and sustained profitability.

    In an effort to increase its marketing efforts, on November 10, 1995, the Company hired a new Director of Sales, Marketing and Engineering. If the Company's new marketing efforts meet with success, the Company's management believes that increased revenues combined with the reduction in expenses could result in a return to profitability before the end of fiscal 1996. Under these conditions, management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1996. Management also believes that additional capital resources will be available from Tytronics. However, there can be no assurance that the Company will become profitable in fiscal 1996, that adequate operating funds will be generated through revenue increases or expense containment, or that additional funding can be obtained on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES


Note payable to a founder
-------------------------

    In April 1992, the Company issued a $50,000 Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In August 1994, the terms of the note, with outstanding debt at $44,000, were re-negotiated. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At December 31, 1995, the outstanding balance was $28,102, of which $23,429 is classified as a long-term liability, and $4,673 is classified as a current liability.

Notes payable to stockholders
-----------------------------

    A $10,000 loan was advanced by Tytronics to the Company during the first quarter of fiscal 1996. The Company is currently in default on the current $55,000 installment payment due on the term note to Tytronics. However, Tytronics has expressed its agreement not to accelerate payment on the term note. At December 31, 1995, the total outstanding balance was $175,000, of which $120,000 is classified as current.

Notes payable line of credit
----------------------------

    On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit is secured by substantially all assets of the Company. Advances under this line shall not exceed 70% of the Company's eligible accounts receivable as defined. These amounts are payable on demand and bear interest at the bank's prime rate plus 1.5%. Advances are also contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth, and leverage. The Company was not in compliance with certain of these covenants during part of the 1995 fiscal year. Subject to the terms and conditions of a modification agreement dated August 14, 1995, the bank has waived the covenant violations and amended the requirements for these covenants. As of December 31, 1995, the Company was in compliance with all covenants; borrowings under the line of credit were $150,000.



PART II - OTHER INFORMATION


Item 1. Legal Proceedings
       	-----------------

       	The Company was not involved in any legal proceedings as of the date of this report.

Item 2. Changes in Securities
       	---------------------

       	Not applicable.

Item 3. Defaults Upon Senior Securities
       	-------------------------------

       	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
       	---------------------------------------------------
       	No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

Item 5. Other Information
       	-----------------

       	Not applicable.

Item 6. Exhibits and Reports on Form 8-K
       	--------------------------------
	       (a) Exhibits
       	    --------

       	Not applicable.

       	(b) Reports on Form 8-K
	           -------------------

       	Not applicable.





                             				SIGNATURE


    Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      				      Holometrix, Inc.



                                      				      By: /s/ John E. Wolfe
                                             					  -----------------------
                                               					John E. Wolfe
                                               					President






Date:  February 13, 1996