Form 10QSB/A
period 1995-12-31
HOLOMETRIX INC
filed 1996-04-22
CIK 812151

UNITED STATES
                     			SECURITIES AND EXCHANGE COMMISSION
                    			      Washington, D.C.  20549
                    			  -----------------------------

                           				  FORM 10-QSB/A No.1
                    			       -----------------

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

Yes  X   No

As of December 31, 1995, 16,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No X





Item 6. Exhibits and Reports on Form 8-K
       	--------------------------------
	       (a) Exhibits: The following exibits are filed as a part of this Form 10-QSB/A


 27.  Financial Data Schedule.

       	(b) Reports on Form 8-K
	           -------------------

	Not applicable


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






Date:  April 19, 1996