Form 10QSB
period 1996-03-31
HOLOMETRIX INC
filed 1996-05-15
CIK 812151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB


	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
 1934	For the quarterly period ended March 31, 1996

	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of
 1934	For the transition period from 	 to

Commission file number  0-16152

Holometrix, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)


	Delaware	04-2891557
	(State or Other Jurisdiction of           	(I.R.S. Employer
	Incorporation or Organization)	         Identification Number)

25 Wiggins Avenue, Bedford, Massachusetts  01730-2323
(Address of Principal Executive Offices)


(617) 275-3300
(Issuers Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

As of March 31, 1996, 16,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes 	 No X



FORM 10-QSB

QUARTERLY REPORT

TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .	1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .	2


PART I.	FINANCIAL INFORMATION (*)

	Item 1.	Condensed Financial Statements
	Balance Sheets . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .	3
	Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . ..	5
	Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .	7
	Notes to Condensed Financial Statements. .. . . . . . . . . . . . . . . . .	8

	Item 2.	Management's Discussion and Analysis or Plan of Operations .. . . .	9


PART II.  OTHER INFORMATION

	Item 1.	Legal Proceedings . . . .  . . . . . . . . . . . . . . . . . . . .	13

	Item 2.	Changes in Securities . .  . . . . . . . . . . . . . . . .. . . . 	13

	Item 3.	Defaults upon Senior Securities . .. . . . . . . . . . . . . . . .	13

	Item 4.	Submission of Matters to a Vote of Security Holders .. .  . . . . 	13

	Item 5.	Other Information . . . .  . . . . . . . . . . . . . . . . . . . .	13

	Item 6.	Exhibits and Reports on Form 8-K . . .. . . . . . . . . . . . . . 	13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	14


(*)	The financial information at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

PART I.	 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HOLOMETRIX, INC.
CONDENSED BALANCE SHEETS
ASSETS
(Unaudited)

                                   	March 31,	September 30,
		                                     1996       	1995
					(*)
CURRENT ASSETS:

Cash and cash equivalents	$           1,044	$      40,707
Accounts receivable, less allowance
	for doubtful accounts of $20,000  	528,794      	407,633
Inventories	224,517	239,238
Other current assets	                33,435	       15,473

		TOTAL CURRENT ASSETS             	787,790      	703,051


EQUIPMENT AND FIXTURES - net       	304,131      	350,146

OTHER ASSETS - net	                  17,806	       20,020

		TOTAL ASSETS                  	$1,109,727   	$1,073,217


See notes to condensed financial statements.
(*)	Balance sheet at September 30, 1995 has been taken from the audited
financial statements at 	that date.  All other financial statements are
unaudited.

HOLOMETRIX, INC.
CONDENSED BALANCE SHEETS - Continued
LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)
                                      	March 31,  	September 30,
	                                        	1996	       		1995
					(*)
CURRENT LIABILITIES:
	Notes payable - stockholders	               $  160,000 	$  55,000
	Notes payable - line of credit	                150,000	   125,000
	Accounts payable                              	193,566   	214,743
	Accrued payroll and related expenses           	14,168    	28,731
	Accrued expenses - other                      	235,405    	61,589
	Due to stockholder                             	26,530    	10,854
	Current maturities of long-term obligations      4,612      4,673
		TOTAL CURRENT LIABILITIES                    	784,281   	500,590

LONG-TERM DEBT:
	Notes payable-stockholders,
		less current maturities                       	55,000   	110,000
Long term obligations, less current maturities   22,331    	24,571

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

	Common stock, $.01 par value, 30,000,000 shares
		authorized; issued 20,533,157;
		outstanding 16,296,878.                     	205,332    	205,332
	Additional paid-in capital                 	2,219,009  	2,219,009
	Accumulated deficit                       	(2,072,226)	(1,882,285)
                                         	   		352,115    	542,056
	Less treasury stock (at cost)	                104,000	    104,000

	TOTAL STOCKHOLDERS' EQUITY	                   248,115	    438,056

	TOTAL LIABILITIES AND STOCKHOLDERS'
			EQUITY                                  	$1,109,727 	$1,073,217

See notes to condensed financial statements.

(*)	Balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


HOLOMETRIX, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                               	     Three-Month Period Ended March 31,
	                                            	1996	        		1995

NET REVENUES                                	$353,246     	$485,167

COST OF SALES	                                271,300	      277,191

GROSS PROFIT	                                  81,946	      207,976

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                     	197,140      	141,674

RESEARCH AND DEVELOPMENT	                      37,894       	40,709

    TOTAL OPERATING EXPENSES	                 235,034      	182,383

INCOME (LOSS) FROM OPERATIONS               	(153,088)      	25,593

INTEREST EXPENSE - net	                        (8,618)	      (8,604)

NET INCOME (LOSS)                          	($161,706)     	$16,989


NET INCOME (LOSS) PER COMMON SHARE:          	($0.01)	$         -

WEIGHTED AVERAGE NUMBER OF
	COMMON AND COMMON EQUIVALENT
	SHARES USED IN CALCULATION OF             	16,296,878     	16,296,878
	INCOME PER COMMON SHARE



See notes to condensed financial statements.

HOLOMETRIX, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                 	     Six-Month Period Ended March 31,
	                                            	1996       			1995

NET REVENUES                              	$845,680       	$902,902

COST OF SALES	                              612,818        	573,755

GROSS PROFIT	                               232,862        	329,147

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   	335,354        	311,745

RESEARCH AND DEVELOPMENT	                    70,707	         87,784

	TOTAL OPERATING EXPENSE	                   406,061        	399,529

LOSS FROM OPERATIONS                      	(173,199)       	(70,382)

INTEREST EXPENSE - net	                     (16,742)	       (17,211)

NET LOSS 	                                ($189,941)	      ($87,593)


NET LOSS PER COMMON SHARE:                 	($0.01)        	($0.01)

WEIGHTED AVERAGE NUMBER OF
	COMMON AND COMMON EQUIVALENT
	SHARES USED IN CALCULATION OF          	16,296,878     	15,382,610
	INCOME PER COMMON SHARE



See notes to condensed financial statements.


HOLOMETRIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                          		Six-Month Period Ended March 31,
                                                     	 	1996	    		1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          	($189,941) 	($87,593)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
	 Depreciation and amortization                        	65,766    	71,674
	 Change in operating assets and liabilities:
		Accounts receivable                                	(121,161)   	57,191
		Inventories                                          	14,721    (88,131)
		Other current assets                                	(17,962)      	101
		Accounts payable and accrued expenses	               138,076     80,130
			Net cash (used) provided by operating activities  	(110,501)   	33,372

CASH FLOWS FROM INVESTING ACTIVITIES:
	Equipment and fixtures additions	                     (17,537)  	(37,766)
		Net cash used for investing activities	              (17,537)  	(37,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Increase in notes payable - stockholders and others   	50,000   	(15,000)
	Due to stockholder, net                               	15,676       	-
	Increase in bank line of credit                       	25,000       	-
	Purchase of treasury stock                               	-      	(3,000)
	Decrease in long-term obligations	                     (2,301)   	(4,419)
		Net cash provided by (used for) financing activities  88,375   	(22,419)

Net decrease in cash and cash equivalents             	(39,663)  	(26,813)

Cash and cash equivalents, beginning of period	         40,707   	108,503

Cash and cash equivalents, end of period            	$   1,044	$   81,690

Supplemental disclosure of non-cash transactions:
During the first quarter of fiscal year 1995, the Company converted its outstanding Redeemable Preferred Stock Series A, Preferred Stock Series B, and certain outstanding debt and accrued interest into an aggregate of 5,901,950 shares of the Company's Common stock. See also Liquidity and Capital Resources.

See notes to condensed financial statements.


HOLOMETRIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)


	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

	The results of operations for any interim periods reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS - Holometrix, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments ("Instruments") and providing contract test services ("Testing Services") for measuring the thermophysical properties of a wide variety of materials.

Three-Month Period Ended March 31, 1996 as Compared With the Three-Month Period Ended March 31, 1995

   Revenues in the second quarter of fiscal 1996 totaled $353,000 as compared to $485,000 in the comparable quarter of 1995, a decrease of $132,000.
The most significant factor contributing to this 27% drop in revenues is the loss of a major government contract representing approximately $110,000 in revenue. Management is continuing to address the decrease in revenues through new marketing, sales and product development efforts.

   Cost of sales decreased by $6,000 from $277,000 (57% of sales) in the second quarter of fiscal 1995 to $271,000 (77% of sales) in the same period of fiscal 1996. The main reasons for the small decrease in cost of sales were two-fold. First, certain labor and overhead expenses are relatively fixed and were not reduced in proportion to sales. Second, Instruments, a higher cost product, constituted a larger portion of sales in this quarter.

   Selling, general and administrative expenses increased by $55,000, or 39%, from $142,000 (29% of sales) to $197,000 (56% of sales). The increase was due to two factors. The first is higher staffing costs, resulting from the hiring of a Sales and Marketing Director in November of 1995. The second factor was increased marketing expenses for advertising, mailings and exhibitions. Selling, general and administrative expenses increased as a percentage of sales because total sales were significantly lower for the period of fiscal 1996.

   Research and development decreased $3,000, from $41,000 (8% of sales) to $38,000 (11% of sales). The expense was lower due to increased development efficiency and the partial completion of certain development projects. Management anticipates that expenses in this area will be maintained at the current level to support ongoing development activities.

   Loss from operations was ($153,000) in the second quarter of fiscal 1996, compared with income of $26,000 in the comparable period of fiscal 1995, primarily due to lower sales, lower gross profit, and increases in operating expenses. Interest expense remained relatively constant. Net loss was $162,000 in the second quarter of fiscal 1996, compared with income of $17,000 in the comparable period of fiscal 1995, again due to lower sales, lower gross profit and higher operating expenses.


Six-Month Period Ended March 31, 1996 as Compared With the Six-Month Period Ended March 31, 1995

  Revenues during the first half of fiscal 1996 totaled $846,000 as compared to $903,000 in the comparable half of 1995, a decrease of $57,000. The billings decrease from the loss of a major government contract more than exceeded this decrease.

   Cost of sales increased by $39,000, from $574,000 (64% of sales) in the first half of fiscal 1995 to $613,000 (72% of sales) in the same period of fiscal 1996. The inability to decrease certain fixed labor and overhead expenses, coupled with a higher mix of more expensive products to manufacture, caused this increase to occur.

   Selling, general and administrative expenses increased by $23,000, or 7%, from $312,000 (35% of sales) to $335,000 (40% of sales). Increased sales and marketing staffing and advertising contributed to this increase.

   Research and development decreased $17,000, from $88,000 (10% of sales) to $71,000 (8% of sales), due to increased development efficiencies and partial completion of certain projects.

   Loss from operations was $173,000 in the first half of fiscal 1996, compared with loss of $70,000 in the comparable period of fiscal 1995, primarily due to lower sales and lower gross profit. Interest expense remained constant at $17,000. Net loss was $190,000 in the first half of fiscal 1996, compared with a net loss of $88,000 in the comparable period of fiscal 1995.

   Total Assets increased by $37,000 during the first half of 1996, from $1,073,000 to $1,109,000. Cash decreased by $40,000, and accounts receivable increased by $121,000, due to a large letter of credit sale that included a substantial international distributor's commission. Inventories decreased $15,000, due to decreases in work in process. Fixed assets decreased by $46,000, due primarily to depreciation.

   Total Liabilities increased significantly, by $227,000, or 36%, during the first half of fiscal year 1996. Notes payable-stockholders increased by $50,000 in total (Current and Long-Term) as the result of a loan from Tytronics Incorporated ("Tytronics"), a related entity which owns 54% of the Company's common stock.. However, the major increase in liabilities resulted from an increase in accrued expenses-other of $174,000; of this, $160,000 was for commissions payable to international distributors. See liquidity and Capital Resources section, below.

    For additional discussion of management's analysis of the changes in the categories reported for the six-month period ended March 31, 1996, see the discussion for the three-month period ended March 31, 1996.

   As of March 31, 1996, the Company had an outstanding order backlog for products and services of approximately $120,000, as compared to a backlog of approximately $402,000 as of March 31, 1995. The Company believes the $120,000 backlog will be realized in fiscal 1996. The backlog was reduced due to lower government contract bookings, and some slowness in Instruments bookings. Management believes that this current backlog is only marginally adequate to maintain stable Company operations.

     In the fourth quarter of fiscal 1995, the Company received notification from the United States Government that a large contract was being suspended, at least temporarily. Approximately $483,600, or 23% of total sales in fiscal year 1995 represented revenues under this contract. This contract is terminable at will by the U.S. government. Due to changes in government appropriations, government funding levels, and spending priorities, this contract has been suspended effective September 30, 1995. Reinstatement, if it occurs, will be determined by the funding and direction of the fiscal 1996 congressional budget and DOE executive decisions. Ultimately, this contract could be canceled, and it appears that, at a minimum, it is being substantially reduced. The loss of this contract is having a material effect on the Company, substantially reducing both sales and profitability.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has sustained substantial losses to date in fiscal year 1996. In an effort to offset these losses and increase its marketing and sales effectiveness, the Company hired a new Director of Sales, Marketing and Engineering in November of 1995. If the Company's new marketing and sales efforts meet with success, the Company's management believes that, over time, increased revenues, combined with controlled expenses, could result in reduced losses, and, ultimately, in a return to profitability. Although the Company is making every effort to restore itself to profitability by increasing its sales and marketing activities, there is no guarantee that it will be able to do so.

     As a result of its recent losses, the Company's working capital was reduced to $3,509 at March 31, 1996, compared to $202,461 at September 30, 1995. Reduced cash and operating capital have caused substantial borrowings from Tytronics. In order to maintain stable Company operations through fiscal 1996, Management believes that operating capital will need to be further supplemented with additional funding from the Company's line of credit with Silicon Valley Bank and additional borrowings from Tytronics. While the Company believes that additional capital resources may be available from Tytronics, there is no assurance that additional financing can be obtained from Tytronics or other sources on acceptable terms.

    The Company also intends to continue its exploration of additional business opportunities through new product development and the development of strategic relationships, including licensing, acquisitions or mergers, in an effort to increase revenue and return to profitability. There can be no guarantee, however, that these activities will be successful.

Note payable to a founder

	In April 1992, the Company issued a $50,000 Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In
August 1994, the terms of the note, with outstanding debt at $44,000, were re-negotiated. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At March 31, 1996, the outstanding balance was $26,943, of which $22,331 is classified as a long-term liability, and $4,612 is classified as a current liability.

Notes payable to stockholders

     A $10,000 loan was advanced by Tytronics to the Company during the first quarter of fiscal 1996. An additional $40,000 was loaned during the second quarter of fiscal 1996, bringing that total loan to $50,000. The Company is currently in default on the current $55,000 installment payment due on the term note to Tytronics. However, Tytronics has expressed its agreement not to accelerate payment on the term note. At March 31, 1996, the total outstanding balance was $215,000, of which $160,000 is classified as current.

Notes payable line of credit

   On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit, which was renewed on April 5, 1996, is secured by substantially all assets of the
Company.    Advances  under  this  line  shall not exceed 	65% of the
Company's eligible accounts receivable as defined. Outstanding amounts are payable on demand and bear interest at the bank's prime rate plus 2%. Advances are also contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth, and leverage. The Company was not in compliance with certain of these covenants during part of the 1996 fiscal year. Pursuant to the terms and conditions of the renewal agreement dated April 5, 1996, the bank modified its covenants. As of March 31, 1996, the Company was in compliance with its new covenants; borrowings under the line of credit were $150,000.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

               Not applicable.

Item 2.   Changes in Securities

               Not applicable.

Item 3.   Defaults Upon Senior Securities

              Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

		The Company's Annual Meeting of Stockholders was held on March 14, 1996.
Two issues were submitted for vote: (a) To fix the number of directors at five, and to elect five directors to hold office for the ensuing year; and
(b) To approve the selection by the Board of Directors of BDO Seidman as the
Company's independent auditors for the fiscal year ending September 30, 1996.
Fixing the number of directors at five received 12,655,840 votes for, 500 votes against, and 29,200 votes abstained.  Each director received
12,672,540 votes for, no votes against, and 13,000 votes abstained.  BDO
Seidman received 12,65,790 votes for, 6,250 votes against, and 23,500 votes abstained.  The Stockholders elected the five directors as proposed, and approved the selection of the Company's independent auditors as proposed.

Item 5.   Other Information

              Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

              (a) Exhibits: The following exhibits are filed as a part of this Form 10-QSB

	Exhibit 27.0  Financial Data Schedule.

              (b) Reports on Form 8-K

              Not applicable.




SIGNATURE


     Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly uthorized.



                  				Holometrix, Inc.



                     	By:/s/John E. Wolfe
                     	John E. Wolfe
                     	President and Treasurer
                      (Principal Executive Officer and Financial Officer)






Date:  May 14, 1996


Page 1