Form 10QSB
period 1996-06-30
HOLOMETRIX INC
filed 1996-08-13
CIK 812151

Page 14

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended June 30, 1996

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

Yes      No

As of June 30, 1996, 16,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . .. . . .  . .      1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . .                            2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.        Condensed Financial Statements
           Balance Sheets . . . . . . . . . . . . .                         3
           Statements of Income (loss) . . . . . . .                        5
           Statements of Cash Flows. . . . . . . . .                        7
           Notes to Condensed Financial Statements.                         8

   Item 2.       Management's Discussion and Analysis or Plan of Operations 9


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . .. . . . . . . . . . . . . . 13

   Item 2.        Changes in Securities . . . . . . . . . . . . . . .      13

   Item 3.        Defaults upon Senior Securities . . . . . . . .. . .     13

   Item  4.         Submission of Matters to a Vote  of  Security Holders  13

   Item 5.        Other Information . . . . . . . . . . . . . . . . . .    13

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . .      13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .    14


(*)  The  financial information at September 30,  1995  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                        HOLOMETRIX, INC.
                    CONDENSED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                  June 30,      September 30,
                                   1996            1995
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents  $       57,927   $      40,707
Accounts receivable, less allowance
 for doubtful accounts of $20,000 437,364         407,633
Inventories                       227,836         239,238
Other current assets               16,825          15,473
Notes receivable                   50,000          -
     TOTAL CURRENT ASSETS         789,952         703,051


EQUIPMENT AND FIXTURES - net      296,546         350,146

OTHER ASSETS - net                 16,699          20,020

     TOTAL ASSETS              $1,103,197      $1,073,217


          See notes to condensed financial statements.
(*)Balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                        HOLOMETRIX, INC.
              CONDENSED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                    June 30,      September 30,
                                      1996           1995
                                                     (*)
CURRENT LIABILITIES:
 Notes payable - stockholders $     150,000    $    55,000
 Notes payable - line of credit     150,000        125,000
 Accounts payable                   313,869        214,743
 Accrued payroll and related expenses19,634         28,731
 Accrued other expenses              82,950         61,589
 Due to stockholder                  52,506         10,854
 Current maturities of
        long-term obligations         4,606          4,673

  TOTAL CURRENT LIABILITIES         773,565        500,590

LONG-TERM DEBT:
 Notes payable-stockholders,
  less current maturities            55,000        110,000
 Long term obligations,
        less current maturities      21,160         24,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 30,000,000 shares
  authorized; 20,533,157 issued and
  16,296,878 outstanding.           205,332        205,332
 Additional paid-in capital       2,219,009      2,219,009
  Accumulated deficiency         (2,066,869)    (1,882,285)
                                    357,472        542,056
 Less treasury stock (at cost)      104,000        104,000

 TOTAL STOCKHOLDERS'
  EQUITY                            253,472        438,056

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $1,103,197     $1,073,217

          See notes to condensed financial statements.

(*)Balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                        HOLOMETRIX, INC.
              CONDENSED STATEMENTS OF INCOME (LOSS)

                           (Unaudited)

                                   Three-Month Period Ended June 30,
                                  1996             1995

NET REVENUES                     $577,703         $674,958

COST OF SALES                     317,862          392,422

GROSS PROFIT                      259,841          282,536

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          202,689          135,491

RESEARCH AND DEVELOPMENT           42,349           47,979

TOTAL OPERATING EXPENSE           245,038          183,470

INCOME FROM OPERATIONS             14,803           99,066

INTEREST EXPENSE - net            (9,445)          (9,337)

NET INCOME                       $  5,358         $ 89,729

NET INCOME (LOSS) PER COMMON SHARE: $0.00            $0.01
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING            16,296,878       16,296,878




          See notes to condensed financial statements.
                        HOLOMETRIX, INC.
              CONDENSED STATEMENTS OF INCOME (LOSS)

                           (Unaudited)

                                   Nine-Month Period Ended June 30,
                                  1996             1995

NET REVENUES                   $1,423,382       $1,577,861

COST OF SALES                     930,680          966,178

GROSS PROFIT                      492,702          611,683

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          538,048          462,041

RESEARCH AND DEVELOPMENT          113,051          135,763

TOTAL OPERATING EXPENSE           651,099          597,804

(LOSS) INCOME FROM OPERATIONS   (158,397)           13,879

INTEREST EXPENSE - net           (26,187)         (11,743)

NET (LOSS) INCOME              ($184,584)        $   2,136

NET (LOSS) PER COMMON SHARE:      ($0.01)             $0.00

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING            16,296,878       15,694,063




          See notes to condensed financial statements.

                        HOLOMETRIX, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                    Nine-Month Period Ended June 30,
                                      1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                ($184,584)           $2,136
Adjustments to reconcile
 net (loss) income to net cash
 provided by operating activities:
 Depreciation and amortization       93,555          107,983
 Change in operating
 assets and liabilities:
  Accounts receivable              (29,731)        (106,876)
  Inventories                       11,402          (24,081)
  Other current assets              (1,352)         (21,826)
  Accounts payable and
    accrued expenses               111,390           75,706
    Net  cash provided
        by operating  activities       680           33,042

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment  and  fixtures
     (additions)  disposals        (36,634)         (35,677)
 Notes receivable                  (50,000)           -
  Net  cash (used  for)
     investing activities          (86,634)         (35,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes
 payable - stockholders and others  40,000         (215,112)
 Due to stockholder, net            41,652            -
 Increase in bank line of credit    25,000           75,000
 Purchase of treasury stock           -              (3,000)
  (Decrease) increase in
 long-term  obligations             (3,478)         106,522
    Net cash provided from (used)
        for financing activities   103,174          (36,590)

Net  increase  (decrease)
    in cash and cash  equivalents   17,220          (39,225)

Cash  and  cash  equivalents,
       beginning of  period         40,707          108,503

Cash and cash equivalents,
       end of period             $  57,927        $  69,278

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Holometrix, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments ("Instruments") and providing contract test services ("Testing Services") for measuring the thermophysical properties of a wide variety of materials.

Three-Month Period Ended June 30, 1996 as Compared With the Three-Month Period Ended June 30, 1995

    Revenues in the third quarter of fiscal 1996 totaled $578,000 as compared to $675,000 in the comparable quarter of 1995, a decrease of $97,000. One reason contributing to this 14% drop in revenues is the loss of a large government contract for Testing Services. Management is continuing to address the decrease in revenues through new marketing, sales and product development efforts.

    Cost of sales decreased by $74,000 from $392,000 (58% of sales) in the third quarter of fiscal 1995 to $318,000 (55% of sales) in the same period of fiscal 1996. This decrease in cost of sales was mainly due to the decrease in sales. The decrease in the percentage of cost of sales to sales was due to the effect of operating cost reductions.

    Selling, general and administrative expenses increased by $67,000, or 50%, from $135,000 (20% of sales) to $203,000 (35% of sales). The increase was primarily due to higher staffing costs, resulting from the hiring of a Sales, Marketing & Engineering Director in November of 1995, coupled with higher promotional expenses for trade shows and travel. Selling, general and administrative expenses increased as a percentage of sales due to both the growth in expenses (50%), and a reduction in sales (14%) when compared to the same period in fiscal 1995.

   Research and development decreased $6,000, from $48,000 (7% of sales) to $42,000 (7% of sales). This change was due to completion of certain development projects, and more efficient use of research and development resources. Management anticipates that expenses in this area will remain at current levels to support ongoing development activities.

    Income from operations was $15,000 in the third quarter of fiscal 1996, compared with income of $99,000 in the comparable period of fiscal 1995, a reduction of 85%, primarily due to lower sales and increases in operating expenses. Interest expenses remained relatively flat. Net income was $5,000 in the third quarter of fiscal 1996, compared with net income of $90,000 in the comparable period of fiscal 1995, again due to lower gross profit and higher operating expenses.






Nine-Month Period Ended June 30, 1996 as Compared With the Nine-Month Period Ended June 30, 1995

    Revenues during the first nine months of fiscal 1996 totaled $1,423,000 as compared to $1,578,000 in the comparable quarter of 1995, a decrease of $155,000 (10%). The billings decrease from the loss of a major government contract, noted earlier, more than exceeded this amount.

   Cost of sales decreased by 4%, or $35,000, from $966,000 (61% of sales) in the first nine months of fiscal 1995 to $931,000 (65% of sales) in the same period of fiscal 1996. During this same period, revenues, as noted above, declined by 10%. The primary reason for this disproportionate decrease is the increased mix of Instruments sales to total sales in this period. Instrument sales require a significantly higher material content.

    Selling, general and administrative expenses increased by $76,000, or 16%, from $462,000 (29% of sales) to $538,000 (38% of sales). The increase was primarily due to higher staffing costs, resulting from the hiring of a Sales, Marketing & Engineering Director in November of 1995, coupled with higher promotional expenses for trade shows and travel, and higher expenses for temporary personnel. Selling, general and administrative expenses increased as a percentage of sales due to both the growth in expenses (16%), and a reduction in sales (10%) when compared to the same period in fiscal 1995.

    Research and development decreased $23,000, from $136,000 (9% of sales) to $113,000 (8% of sales). This change was due to completion of certain development projects, and more efficient use of research and development resources.

    Loss from operations was $158,000 in the first nine months of fiscal 1996, compared with a income from operations of $14,000 in the comparable period of fiscal 1995, primarily due to a combination of lower revenues and higher operating expenses during fiscal 1996. Net interest expense increased from $12,000 to $26,000; however, interest expense was actually flat at $27,000, offset by a restructuring credit of $15,000 in fiscal 1995. Net loss was $185,000 in the first nine months of fiscal 1996, compared with a net income of $2,000 in the comparable period of fiscal 1995. Management expects to continue strong marketing efforts in response to low sales and profitability.

    For additional discussion of management's analysis of the changes in the categories reported for the nine-month period ended June 30, 1996, see the discussion for the three-month period ended June 30, 1996.

    Total Assets increased by $30,000, or 3%, during the first nine months of fiscal 1996, from $1,073,000 to $1,103,000. Cash increased by $18,000. Accounts receivable increased by $30,000, due to somewhat slower international collections. Inventories decreased by $12,000, due to higher instrument sales. Fixed and other assets decreased by $57,000, due primarily to depreciation and amortization.

    Total Liabilities increased significantly, by $215,000, or 34%, from $635,000 to $850,000 during the first nine months of fiscal year 1996. Notes payable - stockholders increased by
$40,000 in total (Current and Long-Term) as a result of an additional lending from Tytronics Incorporated ("Tytronics"), a related entity which owns 55% of the Company's common stock. Notes payable - line of credit increased by $25,000 as a result of additional borrowings from a senior lender, Silicon Valley Bank. Accounts payable increased by $99,000, from $215,000 at September 30, 1995, to $314,000 at June 30, 1996, primarily due to higher expenses and extending the age of payables to conserve cash. All other liabilities increased by $55,000, or 52%, from $105,000 to $160,000, primarily due to a $42,000 increase in accrued expenses due to Tytronics. See Liquidity and Capital Resources section, below.

    As of June 30, 1996, the Company had an outstanding order backlog for products and services of approximately $368,000, as compared to a backlog of approximately $340,000 as of June 30, 1995. The Company believes that the $368,000 backlog will be largely realized in fiscal 1996. Management believes that this current backlog amount is only marginally appropriate to maintain stable Company operations.

    In the fourth quarter of fiscal 1995, the Company received notification from the United States Government that a large contract for Testing Services was being suspended, at least temporarily. Revenues under this contract were approximately $483,600, or 23% of total sales in fiscal 1995. This contract is terminable at will by the U.S. government. Due to changes in government appropriations, government funding levels, and spending priorities, this contract was suspended effective September 30, 1995. Reinstatement is determined by the funding and direction of the fiscal 1996 (and beyond) Congressional budget and DOE executive decisions. Ultimately, this contract could be canceled, and it appears that, at a minimum, it is being substantially reduced. In the period ending June 30, 1996, an authorization for approximately $70,000 worth of testing and administrative services was received by the Company under this contract, representing the first such authorization in fiscal 1996. There is no guarantee that such funding will continue in the future. The loss of this contract is having a material effect on the Company, substantially reducing both sales and profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company has sustained substantial losses to date in fiscal year 1996. In an effort to offset these losses and increase its marketing and sales effectiveness, the Company hired a new Director of Sales, Marketing & Engineering in November of 1995 and significantly increased sales and marketing expenses since then. In the three months ending June 30, 1996, the Company's incoming order rate was substantially improved. If the Company's new sales and marketing efforts continue to meet with success, the Company's management believes that, over time, increased revenues, combined with controlled expenses, could result in reduced losses, and, hopefully, in a return to profitability. Although the Company is making every effort to restore itself to profitability by increasing its sales, marketing and product development activities, there is no guarantee that it will be able to do so.

      As a result of its recent losses, the Company's working capital was reduced to $16,000 at June 30, 1996, compared to $202,000 at September 30, 1995. Reduced cash and working capital have caused substantial borrowings from both Tytronics and Silicon Valley Bank. In order to maintain stable Company operations through fiscal 1996, Management believes that working capital will need to be somewhat supplemented with additional funding from the Company's line of credit with Silicon Valley Bank and additional borrowings from Tytronics. While the Company believes that additional capital resources may be available from Tytronics, there is no assurance that additional financing can be obtained from Tytronics or other sources on acceptable terms.

     The Company also intends to continue its exploration of additional business opportunities through further product development and the development of strategic relationships, including licensing, acquisitions or mergers, in an effort to increase revenue and return to profitability. There can be no guarantee, however, that these activities will be successful.

Note payable to a founder

    In April 1992, the Company issued a $50,000 Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In August 1994, the terms of the note, with outstanding debt at $44,000, were renegotiated. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At June 30, 1996, the outstanding balance was $25,766, of which $21,160 is classified as a long-term liability, and $4,606 is classified as a current liability.

Notes payable - stockholders

     During the first nine months of fical 1996, Tytronics loaned an additional $40,000 to the Company. The Company is currently in default on the current $55,000 installment payment due on its earlier term note to Tytronics. However, Tytronics has expressed its agreement not to accelerate payment on the term note, through September 30, 1996. At June 30, 1996, the total outstanding balance was $205,000, of which $150,000 is classified as current.

Notes payable - line of credit

   On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit, which was renewed on April 5, 1996, is secured by substantially all the assets of the Company. Advances under this line shall not exceed 65% of the Company's eligible accounts receivable as defined. Outstanding amounts are payable on demand and bear interest at the bank's prime rate plus 2%. Advances are also contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth, and leverage. The Company was not in compliance with certain of these covenants during part of the 1996 fiscal year. Pursuant to the terms and conditions of the renewal agreement dated April 5, 1996, the bank modified its covenants. As of June 30, 1996, the Company was in compliance with its new covenants; borrowings under the line of credit were $150,000.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

               Not applicable.

Item 2.   Changes in Securities

               Not applicable.

Item 3.   Defaults Upon Senior Securities

              Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.   Other Information

              Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

              (a) Exhibits: The following exibits are filed as a part of this Form 10-QSB

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






Date:  August 13, 1996