Form 10KSB
period 1996-09-30
HOLOMETRIX INC
filed 1996-12-30
CIK 812151

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB
 x   Annual report pursuant to Section 15(d) of the Securities
     Exchange Act of 1934
     For the fiscal year ended September 30, 1996
     (Fee Required)

     Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
     (No Fee Required)

                   Commission file number  0-16152

                           Holometrix, Inc.
        (Exact Name of Registrant as specified in its Charter)

  Delaware                                   04-2891557
  (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification Number)

  25 Wiggins Avenue, Bedford, Massachusetts  01730-2323
  (Address of principal executive offices)   (Zip Code)

                            (617) 275-3300
                    (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange on
           Title of each class             which registered

              None                         Not applicable

      Securities Registered Pursuant to Section 12(g) of the Act:
                            Title of class

                     Common Stock, $.01 par Value


Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No

Check  if  there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Registrant's income for the fiscal year ended September 30, 1996 was $4,041. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 15, 1996 was approximately $20,660. As of December 15, 1996, 22,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format  Yes           No  x

                                PART I

ITEM 1. BUSINESS

    Holometrix, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the thermophysical properties of a wide variety of materials. The Company's Instruments Division currently designs, manufactures and distributes five product lines, containing sixteen models, which measure thermophysical properties. The Company's Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Testing Services Division also performs mechanical and physical properties testing. The Company's principal offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730-2323; its telephone number is (617) 275-3300 and its facsimile number is (617) 275-3705. The Company is a Delaware corporation incorporated on October 23, 1985.

   In  1996,  the  Company  purchased a majority  of  the  issued  and
outstanding   capital  stock  of  National  Metal   Refining   Company
("Nametre").   Nametre  is  a  product development  and  manufacturing
company  that  specializes  in manufacturing  in-line  and  laboratory
viscosity  analyzers.   These  analyzers  are  used  to  measure   the
viscosity and viscoelasticity of a wide range of material; and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets. Nametre is located at 101 Liberty Street, Metuchen, NJ 08840; its telephone number is (908) 494-2422, and its facsimile number is (908)494-8916.

   The Company markets its products and services in the U.S. and internationally through the combination of a direct sales force and a network of independent distributors and sales agents. The Company actively advertises its products in industry trade journals and also attends various U.S. and international trade shows to promote its products and services. The customer base consists primarily of materials development laboratories, large material manufacturing facilities and government laboratories. Primary markets served include electronics and semiconductors, aerospace, polymers, automotive, building and construction materials, and petrochemical.


HOLOMETRIX INSTRUMENTS DIVISION

   The Company engages in the development, production and distribution of instruments under the trade name "Thermatest". The Instruments Division currently designs, manufactures and markets instruments that measure the thermophysical properties of a broad range of materials for research, product development and quality-control applications. Information about thermophysical properties is used to characterize the performance, quality, and/or composition of various materials such as insulation, composites, plastics, and ceramics. In addition to their importance in advanced materials development, the Company's instruments are used as research tools to address worldwide environmental issues, including energy conservation, plastics recycling and nuclear waste disposal.

   Holometrix has over 30 years of experience in thermophysical properties testing. The basic technology underlying the Company's Thermatest instruments is the application of heat energy to a material under test and the measurement of the results of such an application. The precise measurements and the containment of heat, combined with equally precise temperature measurement and control, are key elements in the design of nearly all of the Division's products. Many instruments encompass microprocessor-controlled data collection and analysis, resulting in the fully automated determination of material properties, such as thermal conductivity and specific heat. The nature of heat transfer through a material, resulting from the application of energy, varies depending on the material's type and composition. Therefore, a different methodology is required to test
different  types  of  material.   The  Company  manufactures  various
instruments incorporating these different methodologies.

   The  five  Thermatest product lines consist of sixteen  instrument
models,   plus   Holometrix'  proprietary  Q-LabTMautomation   software.
Ongoing development efforts have resulted in new instrument products that are fully automated, incorporating either PC interface, or internal microprocessors. Revenues are also derived from service and
spare  parts.   No  single instrument manufactured by  the  Holometrix
Instruments Division currently accounts for more than 25% of total revenues.


HOLOMETRIX PRODUCTS

  Heat Flow Meters  (Lambda 2000 Series, Rapid-k VT-400)

  The Heat Flow Meter technique is an easy and rapid method for testing the thermal conductivity and R-value of thermal insulation. This type of instrument is widely used in both the quality control testing and the development of insulation products. Industry-wide acceptance of this technique as a reliable and accurate procedure has made it the most commonly used test method for both research and development and quality control applications. Federal trade rules require insulation manufacturers to measure the thermal resistance (R Value) by the heat flow meter method, or similar techniques, as part of the procedure for labeling their products. Cellular foam insulation manufacturers, who are required to eliminate ozone depleting chlorinated fluorocarbons from their products, use these instruments to evaluate the effectiveness of replacement blowing agents. In 1996 Holometrix introduced the new Lambda 2000 Series of heat flow meter products. These instruments contain an advanced instrumentation and control concept for which a patent is pending.

  Guarded Heat Flow Meters  (TCA-200, TCA-200-LT and TCA-300)

  The Guarded Heat Flow meter method permits the testing of moderate conductivity materials. Customers use these instruments to establish safe operating temperatures and thermal efficiency of products ranging from electronic and semiconductor components to adhesives, and for heat transfer modeling of many industrial processes, including injection molding of polymers. Thermal conductivity data from these instruments is important to the plastics, electronics, automotive, aerospace and food processing industries. The instruments can test solid and thin film materials and special test cells are available for testing polymers and highly viscous fluids through the melt. Test materials include rubber, plastic, composites, epoxy, ceramics, paper products, greases and pastes.

  Guarded Hot Plates  (GHP-200, GHP-300, GHP-450 and GHP-600)

  These instruments are used primarily as research tools to measure thermal conductivity in porous and solid materials over a wide range of temperatures, environmental conditions and material types. This technique is used to measure materials from cryogenic to very high temperatures. The measuring process is reliable, simple and accurate and requires no pre-test calibration by the user. Varying degrees of automation are available to meet a range of budgets and provide for unattended operation.

  Comparative Instrument (COM-800)

  The comparative technique utilizes known properties of reference materials to measure heat flow. It is a convenient, flexible system which measures the thermal conductivity of a variety of solid materials over a broad range of temperatures and environmental conditions. Materials which can be tested include ceramics, composites, metals, metal alloys, filled plastics and epoxies, geological materials, and carbon products. A special sample holder is also available for testing liquids and pastes.

  Laserflash Instruments (Thermaflash 2200, 1100 and Microflash, 300)

  These instruments utilize a sophisticated, high-performance Laser Flash Thermal Diffusivity (LFTD) technique to measure both thermal diffusivity and specific heat from -170 degrees C to 2000 degrees C. Test samples are irradiated uniformly on one surface by a laser beam pulse, and the temperature rise of the opposite surface is measured and used to calculate thermal diffusivity. Data from these instruments are used by customers to determine safe operating temperatures, quality assurance, design and process control for composition, molding,
  heating  or  cooling rates, and thermal performance  analysis.   The
  laserflash technique not only provides important information on transient heat flow, but also allows testing of small samples at
  high   temperatures.   Typical  test  materials  include   ceramics,
  refractory materials, thermal barrier coatings, composites, carbon-carbon composites, metals and alloys, and graphite.

  The Thermaflash 2200 and 1100 operate up to 2000 degrees C and 1100 degrees C, respectively. The Microflash, is used for applications with a lower temperature requirement and for customers with limited capital
  equipment    budgets.     Typical    applications    include     the
  characterization of materials for electronic and semiconductor material design and manufacturing.


HOLOMETRIX TESTING SERVICES DIVISION

   The Testing Services Division maintains a thermophysics laboratory, which provides contract test and engineering services to evaluate various temperature-related performance factors of virtually any material. Testing is generally performed to ASTM (American Society of Testing and Materials) standards. In addition, insulation testing is provided under NVLAP accreditation. NVLAP, the National Voluntary Laboratory Accreditation Program, is supported by the National Institute of Standards and Technology. The Division also demonstrates the capabilities of Thermatest instruments to potential customers, provides significant input to outside technology steering groups which establish the standards for industry instrument utilization, and provides valuable technical and marketing input for product development. The Division's experience and capabilities cover a broad scope of temperature range, environmental conditions, sample size and property magnitude.

  The Division's testing capabilities complement customer research and product development activities. Thermophysical testing of materials is not a routine capability and competence for most material development departments. Thus, testing service customers tend to be repeat customers who use the Division as a complement to their capabilities.

   In addition to thermophysical testing of materials, the Division also offers selected mechanical and moisture testing of materials. The Division also maintains the capability to test entire wall sections  built  to  specification in  support  of  the  building  and construction industry. This type of testing helps evaluate the performance, under simulated environmental conditions, of advanced construction techniques, and new insulating and moisture barrier materials.

   The end result of most Division projects is a technical report, usually containing experimental data resulting from work carried out in a laboratory setting. Projects lacking a large engineering component are termed standard testing programs when the work can be performed on existing equipment using established techniques. Non-standard testing programs (in some cases more appropriately termed engineering development programs) differ in that they may involve the creation of a special apparatus, modification of existing equipment, or development of new procedures. The majority of programs conducted in the Division are standard testing programs.

   Research and development programs, on the other hand, go beyond the generation of data to analyze results, draw conclusions and make recommendations. Alternately, they may involve literature searches, material assessments, engineering studies or special instrument design. These programs are generally higher value and run longer than testing programs. As an example, Holometrix has provided testing services to the Department of Energy (DOE) for a number of years for the purpose of evaluating the thermal characteristics of Yucca Mountain, a proposed nuclear waste repository.


NAMETRE PRODUCTS

   Nametre engages in the development, production and distribution  of
viscosity   analyzers   under  the  trade  names,   "Viscoliner"R   and
"Rheoliner"R.   The analyzers measure the viscosity and viscoelasticity
of a wide range of materials.  Products are developed and manufactured for  both on-line process monitoring and control, and laboratory  use.
The  vast  majority of analyzers sold are for in-line process control.
Such analyzers   are   used   to  provide  manufacturers   with   viscosity
information, which is often critical to ensuring proper material formulation and material production. Applications and markets that routinely use viscosity analyzers include the polymer, petrochemical, food, paints and coatings, and pulp and paper industries.

    Nametre has over thirty years experience in the viscosity measurement business. The basic technology underlying the Nametre analyzers is the use of an oscillating sensor that is inserted into a stream of material in a process line (pipe or vessel). The sensor oscillates at a constant amplitude. The viscosity of a product is then determined on the basis of the electrical power needed to maintain the oscillation amplitude in the presence of the viscous material. The principles of measurement of the Viscoliner product are currently covered by U.S. patents.

   The Viscoliner product line consists of three different models: the 1810 for in-line process monitoring and control, the 300 for paints and coatings and the 1710 for laboratory analysis. The 1810 is an on-line viscometer that is applicable to a wide range of materials and applications. It is microprocessor controlled. The model 1810 is typically utilized in the polymer market. Ongoing developments include PC based software, "Viscontrol" for analyzer control, data acquisition and interface to factory control systems.

  The Viscoliner model 300 is also an on-line analyzer. It is similar to the model 1810 in its concept of operation; however, it is configured primarily for paint, ink and coatings applications.

  The Viscoliner model 1710 is a laboratory version of the model 1810. This instrument is used primarily for research, product development and quality assurance. Applications include the full range of markets that Nametre serves.


MARKETS

Holometrix' Markets

    Holometrix'  thermophysical  instruments  are  sold  primarily   to
materials laboratories engaged in the development and testing of insulations, building materials, and advanced engineered materials, plastics and packaging manufacturers, aerospace manufacturers and government laboratories. A number of instruments are also sold to insulation manufacturing
facilities.   Management   believes  current   markets   for   thermal
conductivity instruments and testing services total approximately  $10
-  $15  million  annually.   The  Company  has  identified  engineered
materials, electronics and specialty plastics industries as promising markets for the instruments.

   Current  products  and  test services are  sold  in  North  America
directly   from  the  Company's  offices  in  Bedford,  Massachusetts.
Domestic sales amounted to 71% of total revenue for fiscal year 1996. Domestic sales and marketing are handled in-house by a staff of two professionals and an administrator. Overseas sales (primarily to Europe and the Far East) are made through independent distributors and sales agents. In addition to the internal sales force, testing services are sold by individual project managers responsible for specific testing areas. Product visibility is maintained through
active    participation   in   national   and   international    trade
organizations, including the American Society of Testing and Materials
(ASTM). Additional visibility is maintained through advertising, exhibitions, informational mailings, technical application notes and customer demonstrations.

   In fiscal 1996, overseas sales accounted for approximately 29% of total sales, compared to 32% in fiscal 1995.

   In order to expand its market presence and build revenue, the Company is exploring a variety of alternatives, falling into four primary categories:

1.)   Enhanced Marketing and Sales Efforts.  The Company is  investing additional resources, including new personnel, to expand its worldwide marketing and selling effectiveness. Specific examples include improved sales and marketing materials, broader trade show and symposium participation, and expanded geographic coverage.

2.) Product Development. The Company is continuing to invest in the development of new products, and in upgrading its existing products to have more competitive features, be easier to manufacture, and have improved margins.

3) Corporate Synergy. Holometrix, Nametre and Tytronics Incorporated (majority owner of Holometrix) serve many common markets and
  customers   including  the  polymer,  petro-chemical,   paints   and
  coatings,   and   food   markets.    Complementary   marketing   and
  distribution activities have begun.

4.)   Strategic Relationships.  These include companies and/or product lines which the Company might acquire, companies that might have an interest in licensing technology to the Company, and companies that might have an interest in investing in the Company.

Nametre's Markets

   Nametre's analyzers are sold primarily to product and material manufacturers engaged in the production and use of plastics, chemical, foods, paints, inks or coatings and paper and pulp. A number of analyzers are also sold to government laboratories and universities. Management believes the current market for process viscosity totals approximately $20-25 million annually.


PATENTS AND PROPRIETARY TECHNOLOGY

Holometrix

    The Company develops proprietary information and technology, including software programs, in the course of its research and development activities. Management believes that patent and copyright protection are important, but less significant than the technical competence and creative skills of the Company's personnel, the performance and reliability of the Company's products and competitive marketing, pricing and customer service.

   The Company has filed for a patent which describes the unique control of its new Lambda 2000 Series heat flow meter product line. No determination has been made to date by the US Patent Office as to the validity of this application.

   The Company owns eight trademarks. Three of the trademarks are registered, and the registrations expire in various years through 1998. These three trademarks are for the R-Matic, k-Matic, and C-Matic (currently called the TCA) instruments. The Company does not believe these trademarks are material to the conduct of the business.

Nametre

   Nametre develops proprietary information and technology, including software programs, in the course of its research and development
activities.   Certain  aspects  of  its  product  are  patented; however,
management believes  that  patent  and  copyright   protection   are
important,  but  less  significant than the technical  competence  and
creative   skills   of  Nametre's  personnel,  the   performance   and
reliability of Nametre's products and competitive marketing, pricing and customer service.

   Nametre owns nine patents, including patents that cover the basic transducer and electronics for viscosity measurement, the method and apparatus for viscoelastic measurements, and the transducer for high viscosity measurements in extruders. The patents expire in various years from 1998 to 2011.

    Nametre owns or has applied for four  trademarks.   Three  trademarks are
ViscolinerR, RheolinerR, and the Nametre's logo, Absolute Eta in a circle. These trademarks expire in various years, from 1999 to 2005. Nametre has also applied for a trademark on VisControl.


CUSTOMERS

Holometrix

   During fiscal 1996, the Company had total revenues of approximately
$2,201,000,  compared  to  $2,105,000 in  fiscal  1995.   No  customer
accounted for more than 10% of sales in fiscal 1996.

Nametre

   On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre. The Consolidated Statements of Income and Cash Flows of Holometrix and Subsidiary exclude any activity of Nametre prior to the date of acquisition.

   During fiscal 1996, which was a nine month year to allow Nametre to change its fiscal year to coincide with the Company's fiscal year, Nametre had total revenues of approximately $1,776,000, compared to $2,671,000 for the 12 month year ended December 31, 1995. For comparison purposes, for the period January 1 to September 30, 1995 Nametre had total revenues of $1,888,000. No customer accounted for more than 10% of Nametre's sales in fiscal 1996.


BACKLOG

Holometrix

   As of September 30, 1996, the Company's backlog for products and services totaled $333,000, as compared to $244,000 in backlog as of September 30, 1995. The fiscal 1996 backlog consisted of $202,000 for the Instruments Division and $131,000 for the Testing Services Division. All backlog at September 30, 1996 is expected to be delivered before September 30, 1997.

Nametre

   As of September 30, 1996, Nametre's backlog for products and services totaled $342,513, as compared to $856,665 as of September 30, 1995 and $236,942 as of December 31, 1995. All backlog at September 30, 1996 is expected to be delivered before September 30, 1997.


COMPETITION

Holometrix

   The Company's competitive advantage lies in its ability to develop and produce a broad spectrum of products in several different market niches. The Company's Instruments Division experiences direct competition for its heat flow meters from Anter Corporation and LaserComp Inc. Thermaflash has strong competition from Sinku Riko in the Far East, Netzsch GmbH, Theta Industries and Anter Inc. in Europe and North America. Competitive factors include product performance, quality and reliability, ease of use, marketing capability, service and support, and name recognition. Management believes the Company competes favorably in each of these areas. The Company can give no assurance that its current products will remain competitive in these areas or that its future products will be competitive in these areas.

    The market for scientific measuring instrumentation is also characterized by extensive research and development and rapid technological change. Development by others of new or improved products or technologies may make the Company's products or proposed products obsolete or less competitive. The Company may be required to devote substantial efforts and financial resources to increase its existing product lines by developing new products and services.

   The Testing Services Division competes as a broad-capability independent laboratory performing thermal property studies. There are no other known companies or laboratories that encompass the Division's entire capabilities. However, many laboratories offer a subset of the  Division's services.  Competitive contracts are awarded based  on
price,  testing capability and credibility of the test  results.   The
following sample laboratories compete in the market sectors indicated: Engineered Materials - Thermophysical Properties Research Laboratory, Inc., Anter Laboratories, Inc., The Edward Orton Jr. Ceramic Foundation, Southern Research Institute, and Virginia Polytechnic
Institute;   Insulations  -  Southern  Research  Institute,   Sparrell
Engineering   Research  Corporation,  and  The  Center   for   Applied
Engineering; Government - Oak Ridge National Laboratory and National Institute of Standards and Technology.

Nametre

   Nametre's competitive advantage lies in its ability to develop and produce custom transducers, covering a wide range of viscosities, designed for mounting directly into the customer's process. Nametre's major competitors are Brookfield Engineering Laboratories, Solatron Transducers, MicroMotion Division of Fisher Rosemount, Norcross Corporation and Dynatrol Division of Automation Products, Inc. Competitive factors include price, wide product lines, performance, quality and reliability, ease of use, marketing capability, service and support and name recognition. Management believes Nametre competes favorably in most of these areas. Price and wide product line competition is generally overcome by the instruments' performance and installed cost.

    The market for scientific measuring instrumentation is also characterized by extensive research and development and rapid technological change. Development by others of new or improved products or technologies may make Nametre's products or proposed products obsolete or less competitive. Nametre may be required to devote substantial efforts and financial resources to increase its existing product lines by developing new products and services.

RESEARCH AND DEVELOPMENT

Holometrix

   The Company expended approximately $154,000, or 7% and $207,000 or 10% in fiscal 1996 and fiscal 1995, respectively, on research and development. The Company expects that in fiscal 1997 its research and development expenditures will remain close to 7% of sales.

Nametre

  Nametre expended approximately $299,131, or 17% and $210,295, or 8% in fiscal 1996 and fiscal 1995, respectively, on research and development. Nametre expects that in fiscal 1997 its research and development expenditures will decrease to 10% of sales.


GOVERNMENTAL REGULATIONS

  There is presently no material government regulation with respect to the Company's or Nametre's businesses and their development of products. However, the extent to which future governmental regulations may regulate the Company's and Nametre's activities cannot be predicted, and the Company and Nametre may be subject to restrictions on allowable costs and profits on U.S. government contracts and the export of the technology to other countries as it seeks to expand further into foreign markets.


EMPLOYEES

Holometrix

   As of September 30, 1996, the Company had 17 employees, 13 of whom are employed full- time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

Nametre

As of September 30, 1996, Nametre had 15 employees, 14 of whom are employed full-time. Most of Nametre's employee's are highly skilled and Nametre's continued success will depend, in part, upon its ability
to attract and retain such skilled employees.   Nametre has never
experienced a work stoppage, none of its employees are represented by a labor organization, and Nametre considers its relations with its employees to be good.


ITEM 2.        DESCRIPTION OF PROPERTIES

Holometrix

  The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service
facilities  at  25  Wiggins  Avenue in  Bedford,  Massachusetts.   The
Company  occupies this facility under a lease which expires  September
30,  1999.   Approximately 30% of this space is  sublet  to  Tytronics
Incorporated, majority owner of Holometrix. The Company's rental expense for fiscal 1996 was $65,355, excluding rental income of $30,801 from Tytronics Incorporated.

   The Company considers these facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the Boston metropolitan area at comparable rental rates.

   A significant amount of the machinery and equipment used by the Company in its operations is owned by the Company and management considers this equipment to be in good condition. As of November 29, 1994, all of the machinery and equipment owned by the Company was subject to a security interest in favor of Tytronics Incorporated. As of December 22, 1994, as part of a $350,000 credit agreement, all of the machinery and equipment owned by the Company was subject to a senior security interest in favor of Silicon Valley Bank, to which Tytronics Incorporated's interest was subordinated.

Nametre

   Nametre leases approximately 4,000 square feet of production, research and development, engineering, administrative and service facilities at 101 Liberty Street, Metuchen, New Jersey. Nametre occupies this facility on a month to month basis under an operating lease.

   Nametre considers these facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the immediate area at comparable rental rates.


ITEM 3. LEGAL PROCEEDINGS

   There are no pending legal proceedings to which the Company or Nametre is a party or to which any of its properties is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 1996 fiscal year.

PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The Company's Common Stock is no longer quoted in the over-the-counter market. The following table sets forth the range of high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau of New Jersey.

Fiscal Year 1995                               Low              High

First Quarter Ended December 31, 1994         $0.001           $0.001
Second Quarter Ended March 31, 1995            0.001            0.001
Third Quarter Ended June 30, 1995              0.001            0.002
Fourth Quarter Ended September 30, 1995        0.001            0.002

Fiscal Year 1996                               Low              High

First Quarter Ended December 31, 1995         $0.001           $0.002
Second Quarter Ended March 31, 1996            0.002            0.005
Third Quarter Ended June 30, 1996              0.005            0.005
Fourth Quarter Ended September 30, 1996        0.002            0.005

  These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were 288 holders of record of the Company's outstanding capital stock as of September 30, 1996.

   Since its organization, the Company has not paid any cash dividends on its capital stock. The Board of Directors does not contemplate declaring any dividends in the near future. Any declarations of dividends will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, its financial condition and working capital needs, any agreements restricting the payment of dividends, and other factors. Certain agreements with the Company's financing sources include covenants which currently restrict the Company from paying any cash dividends.

Recent Sales of Unregistered Securities:

   On September 30, 1996, the Company sold Six Million (6,000,000) shares (the "Shares") of its Common Stock, $.01 par value, to
Tytronics  Incorporated  ("Tytronics")  at  $.05  per  share  for   an
aggregate purchase price of Three Hundred Thousand Dollars ($300,000). At the time of the sale of the Shares in connection with a debt restructuring agreement between the Company and Tytronics, the Company also issued warrants to Tytronics to purchase One Million One Hundred Thousand (1,1000,000) shares of Common Stock at a warrant exercise price of $.05 per share and One Million (1,000,000) shares of Common Stock at a warrant exercise price of $.10 per share.

   The offer and sale of securities described above was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offer and sale involved an isolated transaction to an affiliated entity which at the time of the transaction owned greater than fifty percent (50%) of the issued and outstanding shares of Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA:
                                        1996       1995

STATEMENT OF OPERATIONS DATA

  Net revenues                      $2,200,603  $2,104,692
  Net income                            $4,041     $12,195
  Net income per Common share            $0.00       $0.00
  Weighted average Common
  shares outstanding                16,313,316  15,846,006

CONSOLIDATED BALANCE SHEET DATA

  Working capital                      298,315     202,461
  Total assets                       2,548,723   1,073,217
  Long-term debt, excluding current
  portion                              213,539     134,571
  Minority Interest                     66,634        -
  Stockholders' Equity                 682,097     438,056


OVERVIEW

   The Company's revenues are derived from the sale of thermal analytical instruments and testing services. These two business segments complement each other because testing services are frequently purchased by companies that cannot yet afford the purchase of their own instruments. Conversely, there are instrument customers who frequently have testing needs beyond what their instrumentation can handle, or have need of an independent laboratory to certify their own results.

   During fiscal 1992 and 1993, the Company sustained significant losses with resultant cash flow problems. In late fiscal 1993, the Board of Directors appointed Joseph J. Caruso as Acting President. Mr. Caruso initiated a 33% cut in the workforce, placed payments to creditors on hold, and assigned new responsibilities to existing management, in order to concentrate on stabilizing operations and generating revenue. In fiscal 1994, the Company was profitable, achieving net income of $89,617 on sales of $2,499,008. However, the balance sheet remained weak. A working capital deficit of $421,135 was present at the end of fiscal 1994 and the deficit in stockholders' equity was $494,388.

  Commencing in fiscal year 1993, the Company made a decision to begin exploring strategic relationships with other companies as a means of creating shareholder value and achieving corporate stability through reaching a critical mass in revenue. In connection with this decision, the Company entered into discussions with Tytronics Incorporated ("Tytronics"), which designs and manufactures on-line analyzers for process control and environmental compliance monitoring. As a result of these discussions, on November 29, 1994, Tytronics acquired approximately 55% of the Company's outstanding Common Stock from existing stockholders, and entered into other transactions with the Company described below.

  On September 30, 1996, the Company acquired a majority of the issued and outstanding capital stock of the National Metal Refining Company ("Nametre"). Nametre, located in Metuchen, NJ, is a product development and manufacturing company that specializes in manufacturing in-line and laboratory viscosity analyzers. Since Nametre was acquired on the last business day of the Company's fiscal year, no Nametre revenues are included; however, Nametre's balance sheet is consolidated into that of the Company as of September 30, 1996.

   During fiscal 1996, as a result of continuing profitability, additional sales of common stock to Tytronics increasing its ownership to approximately 67%, and the investment in Nametre, the balance sheet improved significantly, as compared to fiscal 1995. At the end of fiscal 1996, the Company's working capital amounted to $298,315, a positive change of $95,854. Stockholders' Equity amounted to $682,097 at September 30, 1996, a positive change of $244,041 from the previous year end.

   The Company expects that it will continue to explore additional business opportunities through enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or merger. However, there can be no guarantee that such activities will result in continuing and sustained profitability.

Year Ended September 30, 1996 As Compared To Year Ended September  30,
1995

  Revenues for the 1996 fiscal year totaled $2,200,603, as compared to $2,104,692 in the comparable period of 1995, an increase of $95,911, or 5%, largely due to increased instrument sales, a portion of which came from the introduction of a new instrument, the Lambda 2000, launched in the 3rd quarter of 1996.

  Cost of sales totaled $1,338,466, or 61% of sales in fiscal 1996, as compared to $1,298,023, or 62% in fiscal 1995. The increase in margin is due to both operational cost reductions and the introduction of the new, lower cost Lambda 2000 instrument.

    Selling, general and administrative expenses increased from $553,432, or 26% of sales in fiscal 1995, to $668,902, or 30% of sales in fiscal 1996. The increase of $115,470 was attributable primarily to the increase in selling and marketing activities and the addition of a director of sales, marketing and engineering.

  Research and development expenses decreased from $206,629, or 10% of sales in fiscal 1995, to $153,984, or 7% of sales in fiscal 1996. The decrease of $52,645 was primarily due to the completion of the new Lambda 2000 instrument launched in the third quarter of fiscal year 1996, and the employment of certain engineering personnel in manufacturing functions. Expenses are expected to rise above this rate in fiscal 1997 due to increased engineering resources. Efforts are being focused on the development of more competitively advantaged products, and on upgrading the automation software, efforts which the Company expects to continue in fiscal year 1997.

   Income from operations decreased from $46,608, or 2.2% of sales, in fiscal 1995 to $39,251, or 1.8% of sales, in fiscal 1996, a decrease of $7,357. The decrease in income from operations is due primarily to the increase in sales and marketing expenses, offset by increases in gross profit.

   Net income decreased from $12,195, or 0.6% of sales during fiscal 1995, to $4,041, or 0.2% of sales in fiscal 1996. Again, the decrease in net income is primarily due to higher sales and marketing expenses, offset by increases in gross profit. Interest expense remained essentially constant at $35,210 in fiscal 1996, compared to $34,413 in fiscal 1995.

   Total Assets at September 30, 1996, increased to $2,548,723 from $1,073,217 on September 30, 1995, an increase of $1,475,506, or 137%.
The major part of the increase is due to the Company acquiring approximately 61% of Nametre, a New Jersey manufacturer of viscosity measuring instrumentation. The fair value of Nametre's assets, excluding goodwill recorded by the Company in conjunction with the acquisition, were $971,102, net of intercompany transactions. Excluding Nametre, the Company's accounts receivable grew by $335,934 due to increased fourth quarter
sales.   On  the  same  basis, the Company's  inventory  decreased  by
$16,921, to $222,316. On a consolidated basis, Equipment and Fixtures increased by $1,510, including $51,763 of Nametre's small Equipment
and  Fixtures.   Additional combined investments of $80,468  in  fixed
assets were more than offset by  depreciation expense of $120,341.

   Total  Liabilities at September 30, 1996, increased  to  $1,799,992 from  $635,161  on September 30, 1995, an increase of  $1,164,831,  or
183%.   Again,  the  major  part  of  this  increase  is  due  to  the acquisition of Nametre. Nametre's liabilities represent $874,233 of the total consolidated liabilities. Included in Nametre's liabilities were $155,000 of notes payable, $100,000 of which is in Current Liabilities.

  Excluding Nametre, accounts payable increased by $328,019 to $542,762 at the end of fiscal 1996, as compared to $214,743 at the end of fiscal 1995. Of this increase, approximately $147,000 is due to commissions payable for international sales, approximately $46,000 is due to legal and audit billings associated with the acquisition of Nametre, and most of the balance is due to heavier than normal inventory purchases in support of fourth quarter sales. Approximately $114,000 of the commissions payable is due to a single foreign distributor. Accrued payroll and related expenses, excluding Nametre, increased by $8,355 to $37,086 due primarily to increased internal commissions due at the end of fiscal 1996. Accrued other expenses, excluding Nametre, decreased by $21,454, primarily due to decreases in accrued warranty of approximately $10,000, and decreases in accrued interest and other expenses of approximately $11,000.

   Long-term debt increased by $78,968 to $213,539,  $100,000 of which
is held by Tytronics, a related party.   On October 31, 1995,  $55,000
of current debt due to Tytronics, of a total debt of $165,000, was in arrears. Tytronics agreed not to demand accelerated payment of the entire loan
balance,  at  least until  October 1, 1996.   Subsequently, in connection with
additional investments by Tytronics of $300,000 to the Company, Tytronics applied $65,000 of debt to this stock purchase and rewrote the remaining $100,000 as long term debt, with payments of $50,000 due November 23, 1997, and $50,000 due November 23, 1998, all in conjunction with the issuance of certain warrants (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

   Operating cash flows were positive, amounting to $136,043 during fiscal 1996, compared to $69,759 in fiscal 1995. Operating cash flows approximated the sum of net income plus depreciation and amortization, with increases in accounts receivable of $335,934, being offset by increases in accounts payable of $328,019. The effect of the purchase of Nametre in fiscal year 1996, net of cash acquired, was a cash outflow of $266,514; this was funded by the operating cash flows noted above, issuance of common stock amounting to $175,000, increases in amounts owed to a major stockholder, Tytronics, of $86,350, offset by repayments under the Company's line of credit of $41,000.
In addition, the Company funded increases in equipment and fixtures of $80,468. The net affect of these transactions was a decrease in cash of $13,212, providing cash at the end of fiscal 1996 of $27,495.

   Future cash commitments are moderate, assuming continued profitability. The combination of operating cash flows plus the Company's line of credit should be adequate for immediate needs.

Series A Preferred Stock

   On November 10, 1994, the Company entered into an agreement with Corning Partners III, L.P. ("Corning") and with Mr. Bayard Henry, to convert all of their then outstanding Series A Convertible stock into Common Stock. Corning held 1,896,596 shares of Series A stock, which was converted to 2,095,110 shares of Common Stock. Mr. Henry held 949,471 shares of Series A stock, which was converted to 1,048,851 shares of Common Stock (see DEBT CONVERSION AND TYTRONICS' STOCK PURCHASE).


Series B Preferred Stock

  As of September 30, 1994, all of the Company's outstanding shares of Series B Preferred Stock were held by Corning. On November 10, 1994, the Company entered into an agreement with Corning to convert all of the Series B Convertible stock into Common Stock. Corning held 1,000,000 shares of Series B stock, which was converted to 1,057,989 shares of Common Stock (see DEBT CONVERSION AND TYTRONICS' STOCK PURCHASE).


Note payable to a founder

   In April 1992, the Company issued a $50,000 Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In August, 1994, the terms of the note, with outstanding debt at $44,000, were re-negotiated. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At September 30, 1996, the outstanding balance was $24,572, of which $19,572 is classified as a long-term liability, and $5,000 is classified as a current liability.


Credit agreements

   On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit is secured by substantially all assets of the Company. Advances under this line shall not exceed 70% of the Company's eligible accounts receivable as defined. These amounts are payable on demand and bear interest at the bank's prime rate plus 1.5%. Advances are also contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth and leverage. No advances occurred until April, 1995, when an initial advance of $75,000 was provided. Since then, this line of credit has been in use to provide both working capital and support for various payments, including payment of debt to Tytronics. As of September 30, 1996, and September 30, 1995, borrowings under this line of credit were $84,000 and $125,000, respectively, and the Company was in compliance with all covenants.

   During the fiscal years ending September 30, 1996 and September 30,
1995, the Company and Tytronics were also parties to various informal working capital agreements pursuant to which Tytronics provided
working capital financing to the Company on a short-term basis.   Such
working capital advances are limited by the Company's agreement with Silicon Valley Bank to $50,000 at any one time. These advances are payable on demand with 10% interest and secured by a note. As of September 30, 1996, $20,000 was due to Tytronics by the Company under these arrangements. During fiscal years 1996 and 1995, the Company borrowed an aggregate of approximately $130,000 and $111,000, respectively, including interest, from Tytronics under these arrangements.


Material Contracts

   Approximately $65,600, or 3% of total sales in fiscal year 1996 and $483,600, or 23% of total sales in fiscal year 1995 represented revenues under a long term service contract with the United States
government.   In  the  fourth  quarter of  fiscal  1995,  the  Company
received notification from the United States Government that this contract was being suspended, at least temporarily. This contract is terminable at will by the U.S. government. Due to changes in government appropriations, government funding levels, and spending priorities, this contract was largely suspended throughout fiscal year
1996, and partially reinstated late in the year. This contract will likely be further reduced or canceled, with some of the work being transferred to existing government laboratories. Reinstatement, if any, will be determined by the funding and direction of the future Congressional budgets and Department of Energy executive decisions. The loss of this contract has had and will continue to have a material effect on the Company, reducing both sales and profitability.


DEBT CONVERSION AND TYTRONICS' STOCK PURCHASE

   Pursuant to a Conversion of Debt and Contribution to Capital Agreement dated November 10, 1994 between the Company and Corning Partners, III, L.P., Corning Partners III, L.P. converted $315,000 of existing promissory notes plus $59,205 of accrued interest on all such outstanding notes, into 1,663,140 shares of the Company's Common Stock. Also on November 10, 1994, the Company entered into an Accrued Interest Conversion Agreement with Bayard Henry, pursuant to which Mr. Henry converted interest on $50,000 of the 10% subordinated notes then held by Mr. Henry, totaling $8,292, into 36,860 shares of the Company's Common Stock.

   Pursuant to a Purchase Agreement dated November 29, 1994 (the "Purchase Agreement"), Tytronics acquired all of the Common Stock of the Company owned by Corning Partners II, L.P., Corning Partners III, L.P., Bayard Henry, and Edward J. Stewart, III, consisting of an aggregate 8,960,244 shares of the Company's Common Stock and representing 55% of the shares of the Company's outstanding voting securities, at that time. In connection with the Purchase Agreement, Tytronics also acquired $220,000 of the 10% Demand Subordinated Notes then held by Corning Partners III, L.P. and Bayard Henry. In addition, pursuant to a Loan Agreement dated November 29, 1994 (the "Loan Agreement"), the Company paid $55,000 to Tytronics which was used to retire a portion of the $220,000 10% Demand Subordinated Notes acquired from previous holders, and the $165,000 balance of these notes was converted into a 3-year note, with annual principal payments of $55,000, plus interest at 10% per annum, due October 31 of each year. As of October 31, 1995, the Company was in arrears on its current payment on this note, and remained so until September 30, 1996 (see following paragraph). Pursuant to the Loan Agreement, Tytronics also provided the Company with a $150,000 demand loan, the proceeds of which were used to pay the remaining indebtedness owed Corning Partners II, L.P., Corning Partners III, L.P. and Bayard Henry.

   As noted above, $55,000 of current debt became due to Tytronics on October 31, 1995. The Company was unable to make payment, and Tytronics agreed not to demand accelerated payment of the entire loan balance, at least until October 1, 1996. Subsequently, in connection with additional investments by Tytronics of $300,000 to the Company, Tytronics applied $65,000 of debt to this stock purchase and rewrote the remaining $100,000 as long term debt, with payments of $50,000 due November 23, 1997, and $50,000 due November 23, 1998, all in conjunction with the issuance of certain warrants (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

   As a result of the transaction described above, all previously outstanding shares of the Company's Series A and B Preferred Stock have been converted into Common Stock, and all of the Company's indebtedness to the Corning partnerships and Mr. Henry have been converted to Common Stock, paid in full, or purchased by Tytronics. As of September 30, 1996, the Company held notes payable to Tytronics totaling $100,000, all of which is a long term liability. Immediately prior to the effectiveness of the Purchase Agreement with Tytronics, the Corning partnerships and Messrs. Stewart and Henry effectively held 8,960,244 shares of the Company's Common Stock, or 55% of the Company's outstanding voting securities, which were then exchanged for 30,000 shares of Tytronics common stock, $.01 par value. In connection with the transaction described above, Joseph J. Caruso, Joaquim S. S. Ribeiro, and John E. Wolfe were also elected as additional directors of the Company.

IMPACT OF INFLATION

   Although no assurance can be given, increases in the inflation rate are not expected to materially adversely affect the Company's business.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The  Company's consolidated financial statements and the related auditors'
report  are  presented  on pages F-1 through  F-18.   The  financial
statements filed in this Item 7 are as follows:

  Report of Independent Certified Public Accountants                 F-1

  Consolidated Balance Sheets - September 30, 1996 and 1995          F-2 to F-3

  Consolidated Statements of Income for the years ended
      September 30, 1996 and 1995                                    F-4

  Consolidated Statements of Stockholders' Equity for
  the years ended  September 30, 1996 and 1995                       F-5

  Consolidated Statements of Cash Flows for the years ended
      September 30, 1996 and 1995                                    F-6

  Notes to Consolidated Financial Statements.                        F-7 to F-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the directors and executive officers of the Company as of December 15, 1996:

Name                          Age  Position

John E. Wolfe                 58        President, Treasurer and Director
Richard Mannello              39        Vice President & General Manager
Joseph J. Caruso              53        Director
Joaquim S. S. Ribeiro         60        Director
Edward J. Stewart, III        50        Director
Salvatore J. Vinciguerra      58        Director

   Each director is elected to hold office until the next annual meeting of stockholders, and until his successor is elected and duly qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

   Mr. Wolfe joined the Company as a Director in November 1994 and was elected President and Treasurer of the Company in February 1995. Since 1987, Mr. Wolfe has also been President and Chief Executive Officer and a director of Tytronics, Incorporated, a manufacturer and
marketer   of   on-line  chemical  analyzers  for  the   process   and
environmental markets. Previously, Mr. Wolfe was employed by EG&G's Fluid Components Technology Group, serving as Senior Vice President, Western Hemisphere Operations, and Vice President and General Manager, Engineered Products Division. Mr. Wolfe is also a Director of Colorado MEDTech, in Boulder, Colorado, a publicly held medical products company. He is also Chairman of the Board of Trustees of Bryant College in Smithfield, Rhode Island, and a member of the Executive Committee of the M.I.T. Enterprise Forum. Mr. Wolfe holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute, an S.M., as a Sloan Fellow, from the Massachusetts Institute of Technology, and he has completed the Advanced Management Program at the Harvard Business School.

   Mr. Mannello joined the Company as Director, Marketing, Sales and Engineering in November 1995. He was elected Vice President and
General Manager in November 1996.  Previously Mr. Mannello was Manager
of  Marketing  at  Loral Infrared and Imaging Systems from  1990 to 1995.
Prior  to  1990, Mr. Mannello was Manager of Marketing  for  Honeywell
Electro-Optics  Division.   Mr. Mannello  holds  a Master of Business
Administration from Boston University and a B.S. in Optics from the University of Rochester Institute of Optics.

  Mr. Caruso joined the Company as a Director in 1994, and was engaged by the Company as Acting President from June 1993 until January 1995. Mr. Caruso is also President of Bantam Group, Inc. ("Bantam"), a business advisory organization founded in 1986. He has twenty years of general management, marketing, and financial experience in several high technology companies, including marketing, manufacturing, and financial roles at Teradyne, Inc., a manufacturer of automatic test systems, corporate planning at Autex, Inc., a provider of block trading information for brokers and institutions, and President and CEO of Cyborg Corporation, a supplier of laboratory and factory automation systems. In recent years, he has served as interim CEO for companies in need of strategic change and has served as personal advisor to numerous company presidents. Mr. Caruso is presently a member of the board of directors of Haymarket Bank, Boston Restaurant Associates, owner and operator of Italian restaurants and pizzerias, and Tytronics, Incorporated, a manufacturer of process monitoring
instrumentation.   Mr.  Caruso holds a B.S. in Electrical  Engineering
from Northeastern University and a Master of Business Administration degree from the Harvard Business School.

   Mr. Ribeiro joined the Company as a Director in 1994. Mr. Ribeiro is a self-employed management consultant, and is a director of Health Source ("CMHC") and the Bank of Boston - Worcester, Massachusetts, regional board. From 1992 to 1993, he served as vice-chairman of Multibank Financial Corp., a public bank holding company now part of Bank of Boston, and as interim president of CMHC. From 1989 to 1992, he served as general manager of the law firm of Bowditch and Dewey and, prior to that engagement, was vice president and treasurer of the Worcester Polytechnic Institute. Mr. Ribeiro holds a B.S. in Aeromechanics from Worcester Polytechnic Institute, and a Master of Business Administration in Economics and Finance from Clark University.

   Mr. Stewart has served as a Director of the Company since 1988. Since 1994, Mr. Stewart has served as general partner of Kestrel Venture Management, a venture capital firm, and from 1983 to 1994 Mr. Stewart served as the President of Corning Capital Corporation, a venture capital firm, and was formerly President of GWI Leasing Corporation from 1980 to 1983. Mr. Stewart also serves on the board of directors of approximately ten other companies, including Cambridge Applied Systems, a competitor of the Company. Mr. Stewart holds a Master of Business Administration degree from the Harvard Business School and an Administrative Studies degree from Yale University.

  Mr. Vinciguerra has been a Director of the Company since February of
1995.    He  has  been  President  and  Chief  Operating  Officer   of
FerroFluidics  Corporation since January of  1995; in June 1996 he was
appointed Chief Executive and director.   From  1991  until
1994,  Mr. Vinciguerra served as President and Chief Executive Officer of Staveley, Inc., the U. S. operating arm of Staveley Industries, plc. From 1985 until 1989, he served as President and Chief Operating Officer of Instron Corporation, which he initially had joined in 1969. Mr. Vinciguerra is also a member of the board of directors of Lytron Corporation, the Japan Society of Boston and the Children's Museum of
Boston.   Mr.  Vinciguerra holds a B.S. in Engineering from  Princeton
University and a Master of Business Administration degree from the Harvard Business School.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

   All requirements under Section 16(a) of the Exchange Act for officers and directors of the Company and beneficial owners of more than 10% of any class of the Company's equity securities have been met for the fiscal year ended September 30, 1996.

   The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.


DIRECTORS' COMPENSATION

   The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $2,000.00 per year in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock; no such options were granted during fiscal year 1996.
During the fiscal year ended September 30, 1995,   each    of
Joaquim S.S. Ribeiro and Salvatore J. Vinciguerra were granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.03 per share. Such options vest over a period of four years and are exercisable for five years from the date of grant.


INDEMNIFICATION

  The Company's Certificate of Incorporation includes a provision that eliminates the personal financial liability of the Company's directors to the Company or its stockholders for breach of duty as a director, except in situations where there has been a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct or a knowing violation of the law, an improper personal benefit derived by a director from a transaction or a willful or negligent unlawful payment of dividends or unlawful purchase or redemption of the Company's stock. In addition, the Company's bylaws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such person by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be determined to not have acted in good faith, lawfully or in the best interests of the Company. With respect to matters as to which the Company's officers and directors and others are determined to be liable for misconduct or negligence in their performance of their duties, the Company's bylaws provide for indemnification only to the extent that the Company determines that such person acted in good faith and in a manner not opposed to the best interests of the Company. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10.  EXECUTIVE COMPENSATION

   The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1996, September 30, 1995 and September 30, 1994, of those persons who were
(i) the Company's Chief Executive Officer during the fiscal year ended September 30, 1996, and (ii) other executive officers of the Company as of September 30, 1996, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 1996.

                        Executive Compensation
   Name and                            Other      Restr-  Securities   Other
   Principal   Year  Salary  BONUS  Compensation  icted  Underlying  Compensa-
   Position                                       Stock      All       tion
                       ($)    ($)      ($)(1)     Award  Options/SARs   ($)
                                                   ($)      (#)(2)

   John E.     1996  52,200    0         0         n/a       n/a        n/a
   Wolfe
   President,
   CEO and
   Treasurer

   John E.     1995  33,333    0         0         n/a     200,000      n/a
   Wolfe
   President,
   CEO and
   Treasurer

   Joseph J.   1995     0      0      36,000       n/a       n/a        n/a
   Caruso
   Acting
   President
   and CEO

   Joseph J.   1994     0      0      60,000       n/a       n/a        n/a
   Caruso
   Acting
   President
   and CEO

(1) Includes consulting fees paid and accrued to Bantam. Mr. Caruso is President of Bantam.

(2) Represents the grant of an option to purchase 200,000 shares of the Company's common stock which vests over a period of four years

   The Company did not grant any stock options or stock appreciation rights to the executives named in the summary compensation above during fiscal year 1996.

   The following table sets forth information concerning option exercises during fiscal 1996 and the value of unexercised options as of September 30, 1996. No options were exercised during fiscal year 1996 by any of the Company's executive officers named in the compensation table.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                             Option Values
                                # of Unexercised     $ Value of
                   #                 Options         Unexercised
                Shares     $      at Sept. 30,    Options at Sept.
   Name        Acquired  Value        1996            30, 1996
                  on   Realized   (Exercisable/     (Exercisable/
               Exercise           Unexercisable)    Unexercisable)1

   John E.         0       $0    200,000/200,000         $0
   Wolfe

   Joseph J.       0       $0           0                $0
   Caruso


1 Value is based on the difference between option exercise price and the fair market value at fiscal 1995 year end, multiplied by the number of shares underlying the option.


CONSULTING AGREEMENT

   The Company and Bantam are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $1,500 per month during fiscal 1996. In addition, the agreement calls for the issuance of 800,000 shares of the Company's Common Stock plus the reimbursement of any tax liability arising from the issuance of the stock. The shares were issued to Bantam in December, 1993. Mr. Caruso, a director of the Company, is also president of Bantam.


1991 STOCK PLAN

   On March 26, 1991, the Board of Directors adopted the 1991 Stock Plan (the "1991 Plan"), which was approved by the stockholders on March 25, 1992. The purpose of the 1991 Plan is to provide incentives to officers, directors, employees and consultants of the Company. Under the 1991 Plan, officers and employees of the Company may be granted "incentive stock options" ("ISO" or "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "Non-Qualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases"). Options, Awards and Purchases are referred to as "Stock Rights".

   The 1991 Plan is administered by the Compensation Committee (the "Committee"), currently consisting of Messrs. Stewart and Caruso. Mr. Caruso is a former executive officer of the Company. Directors who are members of the Committee are not eligible to participate in the 1991 Plan.

   Subject to the terms of the 1991 Plan, the Committee has the authority to determine the persons to whom Stock Rights shall be granted (subject to certain eligibility requirements for grants of ISOs), the number of shares covered by each such grant, the exercise or purchase price per share, the time or times at which Stock Rights shall be granted, and other terms and provisions governing the Stock Rights, as well as the restrictions, if any, applicable to shares of Common Stock issuable upon exercise of Stock Rights. The Committee also has the authority to determine the duration and vesting rate of each option and whether restrictions such as repurchase rights of the Company are to be imposed on shares of stock subject to Stock Rights. The Committee has the authority to interpret the 1991 Plan and to prescribe and rescind regulations pertaining to it.

   ISOs  under  the  1991 Plan may be granted to any employee  of  the
Company.   As  of  September 30, 1996, the Company had  17  employees.
Only those officers and directors of the Company who are employees may be granted ISOs under the 1991 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under
all  stock  option plans of the Company) exceed $100,000.   Otherwise,
there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

   The exercise price per share of ISOs granted under the 1991 Plan cannot be less than the fair market value per share of the Common Stock on the date of grant, or, in the case of ISOs granted to employees holding more than 10% of the total combined voting power of all classes of stock of the Company, 110% of the fair market value per share of the Common Stock on the date of grant. The exercise price per share of Non-Qualified Options granted under the 1991 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant.

   The 1991 Plan requires that each option shall expire on the date specified by the Committee, but not more than ten years from its date of grant in the case of ISOs and ten years and one day in the case of Non-Qualified Options. However, in the case of any ISO granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, such ISO shall expire on the date specified by the Committee, but not more than five years from its date of grant.

  Stock Rights granted under the 1991 Plan provide for full payment of the purchase price therefor either (a) in United States dollars in cash or by check, or (b) at the discretion of the Committee, through delivery of shares of Common Stock having a fair market value equal to, as of the date of the exercise, the cash exercise price of the Stock Right, or (c) at the discretion of the Committee, by delivery of the grantee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable Federal rate, as defined in Section 1274(d) of the Code, or (d) at the discretion of the Committee, by any combination of (a), (b) and (c) above. By allowing at the discretion of the Committee, payment of the exercise price by delivering shares of the Company, the 1991 Plan permits the "pyramiding" of shares. Pyramiding occurs when the option holder in a series of successive transactions uses the shares received upon the prior exercise of an option to purchase additional shares under further outstanding options. A participant can thereby substantially increase his equity ownership in the Company without a significant contribution.

   The 1991 Plan authorizes the grant of Stock Rights to acquire 3,000,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

   Options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $.03 per share were granted during fiscal year 1996 to Richard Mannello, Vice-President and General Manager of the Company. No other options or rights were granted under the 1991 Plan during the 1996 fiscal year. Options for 3,000 shares were canceled during fiscal 1996. As of September 30, 1996, options to purchase 624,000 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and no options granted under the 1991 Plan had been exercised.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The following table sets forth, as of December 15, 1996, to the knowledge of the Company, the ownership of the Company's 22,296,878 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.

                                  Number of Shares    Percentage
Name and Address of Beneficial   Beneficially Owned   of Class 1
             Owner

Tytronics Incorporated 2              14,960,244         67.1%
224 Calvary Street, P.O. Box 590
Waltham, MA 02254-0590

Bantam Group, Inc.3                    1,435,000          6.4%
50 Bay Colony Drive
Westwood, MA 02090

John E. Wolfe                            200,000 4         *

Richard Mannello                         300,000 4         *

Joaquim S.S. Ribeiro                     150,000 4         *

Salvatore J. Vinciguerra                 150,000 4         *

All Officers and Directors as a       17,195,244 4        75.9%
group (4 persons)

                             *Less than 1%

1 Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of this Report pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2 Joseph J. Caruso, Edward J. Stewart, and John E. Wolfe, Directors of the Company, are also Directors of Tytronics Incorporated.

3 Mr. Caruso, as president of Bantam, has sole voting and investment power with respect to the 1,435,000 shares of Common Stock owned by Bantam.

4 Of the total shares reported 800,000 shares are issuable upon the exercise of currently outstanding stock options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company and Bantam are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month through January 1995,
$2,000  per  month  through October 1, 1995  and  $1,500  per   month
thereafter.    Mr. Caruso, a Director of the Company, is president  of
Bantam.

   Pursuant to a Conversion of Debt and Contribution to Capital Agreement dated November 10, 1994 between the Company and Corning Partners, III, L.P., Corning Partners III, L.P. converted $315,000 of existing promissory notes, plus $59,205 of accrued interest on all such outstanding notes, into 1,663,140 shares of the Company's Common Stock. Edward J. Stewart, III, a Director of the Company, was the
President and a director of Corning Capital Corporation, the management company serving Corning Partners II, L.P., and a general partner of Corning Partners II, L.P. Also on November 10, 1994, the Company entered into an Accrued Interest Conversion Agreement with Bayard Henry, a former 5% stockholder of the Company, pursuant to which Mr. Henry converted interest on $50,000 of the 10% subordinated notes then held by Mr. Henry, totaling $8,292, into 36,860 shares of the Company's Common Stock.

   Pursuant to a Purchase Agreement dated November 29, 1994 (the "Purchase Agreement"), Tytronics Incorporated ("Tytronics") acquired all of the Common Stock of the Company owned by Corning Partners II, L.P., Corning Partners III, L.P., Bayard Henry, and Edward J. Stewart, III, consisting of an aggregate 8,960,244 shares of the Company's Common Stock at the time representing 55% of the shares of the
Company's outstanding voting securities. In connection with the Purchase Agreement, Tytronics also acquired $220,000 of the 10% Demand Subordinated Notes then held by Corning Partners III, L.P. and Bayard Henry. In addition, pursuant to a Loan Agreement dated November 29, 1994 (the "Loan Agreement"), the Company paid $55,000 to Tytronics which was used to retire a portion of the $220,000 10% Demand Subordinated Notes acquired by Tytronics from previous holders, and the $165,000 balance of these notes was converted into a 3-year note, with annual principal payments of $55,000, plus interest at 10% per annum, due October 31 of each year. Pursuant to the Loan Agreement, Tytronics also provided the Company with a $150,000 demand loan, the proceeds of which were used to pay the remaining indebtedness owed Corning Partners II, L.P., Corning Partners III, L.P. and Mr. Henry.

   As a result of the transaction described above, all previously outstanding shares of the Company's Series A and B Preferred Stock have been converted into Common Stock, and all of the Company's indebtedness to the Corning partnerships and Mr. Henry have either been converted to Common Stock, paid in full, or purchased by Tytronics. As of September 30, 1995, the Company held notes payable to Tytronics totaling $165,000, of which $55,000 was a current liability, and $110,000 was a long-term liability on the Company's balance sheet at September 30, 1995. Immediately prior to the effectiveness of the Purchase Agreement with Tytronics, the Corning partnerships and Messrs. Stewart and Henry effectively held 8,960,244 shares of the Company's Common Stock, or 55% of the Company's outstanding voting securities, which were exchanged for 30,000 shares of Tytronics common stock, $.01 par value. In connection with the transaction described above, Joseph J. Caruso, Joaquim S. S. Ribeiro, and John E. Wolfe were also elected as additional directors of the Company.

   Effective  September  30, 1996, the Company  acquired  One  Hundred
Twenty  Thousand  (120,000) shares (the "Shares") of  common  stock  ,
$0.013 par value, of National Metal Refining Company ("Nametre")  for cash of $225,000, notes payable of $75,000, and acquisition costs.
The Company raised the funds to acquire the Shares from Nametre by issuing
Six Million (6,000,000) shares of the Company's common stock, $0.01 par value, to Tytronics at a purchase price of Five Cents ($0.05) per share. Joseph J.
Caruso, a director of the Company, is also a director of Nametre.   Messrs.
Caruso, Stewart and Wolfe, directors of the Company, are also directors of Tytronics. In addition, Mr. Caruso is the president of Bantam, which is a stockholder of the Company and Nametre and has entered into consulting agreements with Nametre and the Company.

   The Company and Tytronics share operating facilities at 25 Wiggins Avenue, Bedford, Massachusetts. The Company and Tytronics allocate rental expense associated with the facility based on the square footage occupied by each company. This arrangement currently results in the payment by Tytronics to the Company of approximately $3000 per month for the occupancy by Tytronics of a portion of the Company's leased facilities. The Company and Tytronics also share other operating and administrative costs based on estimated usage. During the fiscal years ended September 30, 1996, and 1995, this informal agreement resulted in the payment of approximately $80,000 and $68,000, respectively, by the Company to Tytronics for such operating and administrative costs.

   During the fiscal year ended September 30, 1996, the Company and Tytronics were also parties to various informal working capital agreements pursuant to which Tytronics provided working capital financing to the Company on a short-term basis. Such working capital advances are limited by the Silicon Valley Bank agreement to $50,000
at  any  one  time.   These advances are payable on  demand  with  10%
interest.   As of fiscal year end, September 30, 1996, $20,000 was due to Tytronics by the Company under these arrangements. During fiscal year 1996 and 1995, the Company borrowed an aggregate of $130,000 and $111,000, including interest, from Tytronics under these arrangements. Also during fiscal year 1996, the Company restructured its existing debt to Tytronics by extending the due date for an aggregate of $155,000 of existing debt in exchange for the issuance of warrants to Tytronics to purchase 1,000,000 and 1,100,000 shares of the Company's common stock at warrant exercise prices of $.05 and $.10 per share, respectively.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits: The following exhibits are filed as a part of this Annual Report on Form 10-KSB or incorporated by reference.

3.01 Certificate of Incorporation, as amended, including Certificates of Designation for the terms of the Series A and Series B Preferred Stock (filed as exhibit 3.01 to Form 10-K dated December 27, 1991 and incorporated by reference).

3.02 Bylaws (filed as Exhibit 3d to Registration Statement No. 33-13027-B on Form S-18 and incorporated by reference).

4.01 Agreement to Purchase 7% Exchangeable Subordinated Notes between Holometrix, Inc. and the Purchasers named therein (the "Note Purchase Agreement") (filed as Exhibit 4a to Form 8 dated July 14, 1988 and incorporated by reference).

4.02 Exhibits A, B(1), B(2) and C to the Note Purchase Agreement (filed as Exhibit 4b to Form 8 dated July 14, 1988 and incorporated by reference).

10.01 1987 Stock Option Plan (filed as Exhibit 10f to Registration Statement No. 33-13027-B on Form S-18 and incorporated by reference).

10.02 1991 Stock Plan, as amended (filed as exhibit 10.02 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.03 Form of Incentive Stock Option Agreement under 1991 Stock Plan (filed as exhibit 10.03 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.04 Form of Non-qualified Stock Option Agreement under 1991 Stock Plan (filed as exhibit 10.04 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.05      Stock Repurchase Agreement with Douglas B. Flint (filed  as
Exhibit 1Oh to Registration Statement No. 33-13027-B and incorporated by reference).

10.06 Agreement for Purchase and Sale of Assets by and between Holometrix, Inc. and Dynatech Scientific, Inc. dated October 2, 1987 (filed as Exhibit 2 to Form 8-K filed on October 17, 1987 and incorporated by reference).

10.07 Agreement to Purchase Stock of Dynatech Scientific, Inc. from Dynatech Corporation by Holometrix, Inc. (the "Dynatech Scientific Stock Purchase Agreement") (filed as Exhibit 2a to Form 8 dated July 14, 1988 and incorporated by reference).

10.08 Exhibits A, B, & C to the Dynatech Scientific Stock Purchase Agreement (filed as Exhibit 2b to Form 8 dated July 14, 1988 and incorporated by reference).

10.09 Loan and Security Agreement between Shawmut Bank, N.A. and Holometrix, Inc. (the "Loan and Security Agreement") (filed as Exhibit 10a to Form 8 dated July 14, 1988 and incorporated by reference).

10.10 Exhibits 1.1 and 2.4 to Loan and Security Agreement (filed as Exhibit 10b to Form 8 dated July 14, 1988 and incorporated by reference).

10.11 Lease dated October 1, 1991 between Holometrix, Inc. and Springfield Institute for Savings (the "Lease") for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit 10.11 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.12 First amendment of Lease dated August 19, 1993 between Holometrix, Inc. and Opta Food Ingredients, Inc. (the successor in interest to Springfield Institution for Savings), for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit 10.12 to Form 10-KSB dated December 27, 1995 and incorporated by reference).

10.13 Agreement to Purchase 10% Exchangeable Subordinated Notes and Warrants between Holometrix, Inc. and the Purchasers named therein (the "Note and Warrant Purchase Agreement") (filed as Exhibit 10.11 to Form 10-K dated December 27, 1990 and incorporated herein by reference)

10.14 Exhibits A and B to the Note and Warrant Purchase Agreement (filed as Exhibit 10, 12 to Form 10-K dated December 27, 1990 and incorporated herein by reference).

10.15 Agreement to Purchase Series B Preferred Stock between Holometrix, Inc. and Norman Priebatsch dated April 26, 1991 (filed as exhibit 10.14 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.16      Agreement for Purchase and Sale of Assets  by  and  between
Holometrix,   Inc.   and   Azimuth   Corporation   (formerly   Precept
Corporation) (filed as exhibit 10.15 to Form 1OK dated December 27, 1991 and incorporated by reference).

10.17 Loan Agreement between Holometrix, Inc. and Shawmut Bank, N.A. dated March 1, 1993 (filed as exhibit 10.16 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.18 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated February 24, 1993 (filed as exhibit
10.17 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.19 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated June 11, 1993 (filed as exhibit 10.18 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.20 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated July 1, 1993 (filed as exhibit 10. 19 to Form 1O-KSB dated September 8, 1994 and incorporated by reference).

10.21 Unsecured Promissory Note between Holometrix, Inc. and Bayard Henry dated March 3, 1993 (filed as exhibit 10.20 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.22 Consulting Agreement between Holometrix, Inc., Corning Partners II, L.P., Corning Partners III, L.P., and Bantam, dated June 7, 1993 (filed as exhibit 10.21 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.23 Stock Redemption Agreement between Holometrix, Inc. and Dhananjay G. Wadekar dated September 30, 1994 (filed as exhibit 10.22 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.24 Stock Redemption Agreement between Holometrix, Inc. and Douglas B. Flint and Susan M. Flint, as joint tenants, dated September 30, 1994 (filed as exhibit 10.23 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.25 Preferred Stock Conversion Agreement by and among Holometrix, Inc. and the shareholders named therein dated November 10, 1994 (filed as exhibit 10.24 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.26 Conversion of Debt and Contribution to Capital Agreement by and between Holometrix, Inc. and Corning Partners III, L.P. dated November 10, 1994 (filed as exhibit 10.25 to Form 10-KSB dated December 27, 1994, and incorporated herein by reference).

10.27 Accrued Interest Conversion Agreement by and between Holometrix, Inc. and Bayard Henry dated November 10, 1994 (filed as exhibit 10.26 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.28 Loan Agreement between Tytronics Incorporated and Holometrix, Inc. dated November 29, 1994 (filed as exhibit 10.27 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.29 Secured Demand Promissory Note in the aggregate principal amount of $150,000 issued by Holometrix, Inc. to Tytronics Incorporated dated November 29, 1994 (filed as exhibit 10.28 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.30 Secured Term Promissory Note issued by Holometrix, Inc. to Tytronics Incorporated in the aggregate principal amount of $165,000 dated November 29, 1994 (filed as exhibit 10.29 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.31 Security Agreement between Holometrix, Inc. and Tytronics Incorporated dated November 29, 1994 (filed as exhibit 10.31 to Form 10-KSB dated December 27, 1994, and incorporated herein by reference).

10.32 Purchasing Contract dated February 15, 1995 between Sandia National Laboratories and Holometrix, Inc. and Amendment thereto dated
August 30, 1995 (filed as exhibit 10.32 to Form 10-KSB dated December 27, 1995 and incorporated herein by reference).

10.33 Letter Agreement between Silicon Valley Bank and Holometrix, Inc. dated December 22, 1994 (filed as exhibit 10.33 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.34 Promissory Note dated December 22, 1994 in the original principal amount of $350,000 executed by Holometrix, Inc. (filed as exhibit 10.34 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.35 Loan Modification Agreement dated August 14, 1995 between Holometrix, Inc. and Silicon Valley Bank (filed as exhibit 10.35 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.36 Third Amendment of Lease between Opta Food Ingredients, Inc. and Holometrix, dated September 30, 1996 (filed herewith).

27    Financial Data Schedule

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the Company's fiscal quarter ended September 30, 1996.


  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


HOLOMETRIX, INC.


By: /s/John E. Wolfe                      DATE:  December 27, 1996
  John E. Wolfe, President and Treasurer
  (principal executive, financial
   and accounting officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Name                         Capacity         Date



/s/Joseph J. Caruso          Director         December 27, 1996
Joseph J. Caruso



/s/Joaquim S. S. Ribeiro     Director         December 27, 1996
Joaquim S. S. Ribeiro



/s/Edward J. Stewart, III    Director         December 27, 1996
Edward J. Stewart, III



/s/Salvatore Vinciguerra     Director         December 27, 1996
Salvatore Vinciguerra



/s/John E. Wolfe            Director         December 27, 1996
John E. Wolfe


























Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Holometrix, Inc.
Bedford, Massachusetts


We have audited the accompanying consolidated balance sheets of Holometrix, Inc. and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holometrix, Inc. and subsidiary at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ BDO Seidman
                                            BDO  Seidman, LLP





Boston, Massachusetts
November 26 , 1996


                 HOLOMETRIX, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                   SEPTEMBER 30, 1996 AND 1995
                        (Notes B, G and H)


                                      1996           1995

CURRENT ASSETS:

     Cash and cash equivalents     $   27,495    $   40,707
     Accounts receivable, less
       allowance for doubtful
       accounts of $35,000          1,162,148       407,633
       for 1996 and $20,000
       for 1995 (Note L)
     Inventories (Note D)             662,323       239,238
     Other current assets              32,802        15,473

           TOTAL CURRENT ASSETS     1,884,768       703,051

EQUIPMENT AND FIXTURES - net          351,656       350,146
(Note E)

OTHER ASSETS - net (Notes B and F)    312,299        20,020

           TOTAL ASSETS            $2,548,723    $1,073,217


         See accompanying notes to consolidated financial statements

                HOLOMETRIX, INC., AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                   SEPTEMBER 30, 1996 AND 1995

                                             1996        1995
CURRENT LIABILITIES:

 Notes payable - stockholders
  (Notes B and G)                      $    20,000      55,000
 Notes payable -line of credit (Note G)     84,000     125,000
 Accounts payable                        1,204,028     214,743
 Accrued payroll and related expenses       37,086      28,731
 Accrued expenses - other                   59,135      61,589
 Due to stockholder (Note M)                77,204      10,854
 Current maturities of long-term
   obligations (Note H)                    105,000       4,673

     TOTAL CURRENT LIABILITIES           1,586,453     500,590

LONG-TERM DEBT:
 Notes payable-stockholders,
   less current maturities
   (Notes B and G)                         100,000     110,000
 Long term obligations, less
   current maturities (Note H)             113,539      24,571

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY  (Note N)                     66,634           -

COMMITMENTS AND CONTINGENCIES
  (Notes G,H,J,K and M)

STOCKHOLDERS' EQUITY (Notes B and K):

 Common Stock, $.01 par value, 30,000,000
   shares authorized; issued 26,533,157
   in 1996 and 20,533,157 in 1995;
   outstanding 22,296,878 in 1996 and
   16,296,878 in 1995                      265,332     205,332
 Additional paid-in capital              2,459,009   2,219,009
 Accumulated deficit                    (1,878,244) (1,882,285)
                                        ___________ ___________
                                           846,097     542,056
 Less: Treasury stock (at cost)            104,000     104,000
       Subscriptions Receivable              60,000           _


 TOTAL STOCKHOLDERS' EQUITY                682,097     438,056

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $2,548,723  $1,073,217


         See accompanying notes to consolidated financial statements

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
             YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                       (Note B)

                                    1996         1995

NET REVENUES (Note L)           $2,200,603     $2,104,692

COST OF SALES                    1,338,466      1,298,023

GROSS PROFIT                       862,137        806,669

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          668,902        553,432

RESEARCH AND DEVELOPMENT           153,984        206,629

  TOTAL OPERATING EXPENSES         822,886        760,061

INCOME FROM OPERATIONS              39,251         46,608

INTEREST EXPENSE                    35,210         34,413

NET INCOME                      $    4,041      $  12,195

NET INCOME PER COMMON SHARE           $0.00         $0.00

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES USED IN CALCULATION OF
  INCOME PER COMMON SHARE
  (Note B)                      16,313,316     15,846,006


         See accompanying notes to consolidated financial statements

                         HOLOMETRIX, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                                    (Note B)

                                    Preferred Stock
                                       Series B              Common Stock          Additional
                                    Par Value $.01          Par Value $.01         Paid-in
                                  Shares        Amount     Shares     Amount       Capital

BALANCE, September 30, 1994      1,250,000     $12,500   14,631,207  $146,312     $1,344,780
Conversion of debt to equity             -           -    1,663,140    16,631        357,573
Conversion of accrued interest
to equity                                -           -       36,860       369          7,923
Common shares repurchased                -           -            -         -              -
Conversion of Series "A" Preferred
Stock into Common Stock                  -           -    3,143,961    31,440        509,313
Conversion of Series "B" Preferred
Stock into Common Stock         (1,250,000)    (12,500)   1,057,989    10,580           (580)
Net income for year                      -           -            -         -              -
BALANCE, September 30, 1995              -           -   20,533,157   205,332       2,219,009

Common shares issued                     -           -    6,000,000    60,000         240,000
Net income for year                      -           -            -         -               -

BALANCE, September 30, 1996              -    $      -   26,533,157  $265,332      $2,459,009


                                                                                         Total
                                  Accumulated      Treasury Stock       Subscriptions  Stockholders'
                                  Deficit         Shares      Amount    Receivable     Equity(Deficit)

BALANCE, September 30, 1994     $(1,894,480)    (3,886,279) $(103,500)  $        -      $(494,388)
Conversion of debt to equity              _              _          _            _        374,204
Conversion of accrued interest
to equity                                 _              _          _            _          8,292
Common shares repurchased                 _       (600,000)    (3,000)           _         (3,000)
Conversion of Series "A" Preferred
Stock into Common Stock                   _              _          _            _        540,753
Conversion of Series "B" Preferred
Stock into Common Stock                   _        250,000      2,500            _              _
Net income for year                  12,195              -          -            _         12,195

BALANCE, September 30, 1995      (1,882,285)    (4,236,279)  (104,000)           _        438,056

Common shares issued                      _              _          _      (60,000)       240,000
Net income for year                   4,041              _          _            _          4,041

BALANCE, September 30, 1996     $(1,878,244)    (4,236,279) $(104,000)    ($60,000)      $682,097

See accompanying notes to consolidated financial statements.



                   HOLOMETRIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Note N)

                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  4,041  $   12,195
 Adjustments to reconcile net income
 to net cash provided by  operations:
  Depreciation and amortization           125,125     182,292
  Loss on disposal of equipment
  and fixtures                                  -       2,980
   Changes in operating assets and
    liabilities, net of effects of
    acquisition:
   Accounts receivable                   (335,934)    (60,959)
   Inventories                             16,921     (40,333)
   Other current assets                    10,970      (2,818)
   Accounts payable                       328,019      62,585
   Accrued expenses                       (13,099)    (86,183)

     Net cash provided by operating
       activities                         136,043      69,759

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions         (80,468)    (59,344)
 Purchase of Nametre, net of
  cash acquired                          (266,514)         -
 (Increase) decrease in other assets      (17,956)        650

     Net cash used for investing
       activities                        (364,938)    (58,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to stockholder, net                   86,350      10,854
  Borrowings  (repayments) of notes -
   stockholders & others                        -    (205,000)
 Purchase of treasury stock                     -      (3,000)
 Proceeds from issuance of common stock   175,000           -
 Net borrowings (repayments) under
   line of credit                         (41,000)    125,000
 Repayments under long term obligations    (4,667)     (6,715)

      Net  cash provided (used) for
       financing activities               215,683     (78,861)

Net  increase  (decrease) in cash and
  cash equivalents                        (13,212)    (67,796)

Cash and cash equivalents, beginning
   of year                                 40,707     108,503

Cash and cash equivalents, end of year    $27,495     $40,707


           See accompanying notes to consolidated financial statements

                   HOLOMETRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED SEPTEMBER 30, 1996 AND 1995

A. Business Organization:

    Holometrix,   Inc.  (the  "Company"),  a  Delaware   corporation
incorporated   on  October  23,  1985,  is  a  product  development,
manufacturing  and contract test services company which  specializes in  manufacturing instruments and providing contract  test  services for  measuring  the thermophysical properties of a wide  variety  of materials.  The  Company's Instruments Division currently designs, manufactures and distributes five product lines containing a total of seventeen instrument models which  measure  thermophysical properties
for research  and  quality control  applications.   The  Company's
Testing Services Division provides contract test and engineering services to evaluate various temperature-related performance factors of virtually any material. The Testing Services Division also performs mechanical and physical properties testing. The Company is located in Bedford, MA.

   In 1996, the Company purchased a majority of the issued and outstanding capital stock of National Metal Refining Company, Inc. ("Nametre" or "Subsidiary"). Nametre is a product development and manufacturing company that specializes in manufacturing in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity and viscoelasticity of a wide range of materials that are sold to the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets. Nametre is located in Metuchen, NJ.


B. Acquisition, Debt Conversion and Certain Capital Transactions (see Note G):

Acquisition

   On  September 30, 1996, the Company acquired approximately 61.23%
of  the outstanding shares of National Metal Refining Company, Inc.,
(Nametre) a developer of instruments for the measurement of  viscous properties of materials, for $225,000 in cash and $75,000  in  notes payable, plus acquisition costs.  The acquisition has been accounted for under the purchase method of accounting, resulting in the cost of the acquisition being preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed.  This allocation has resulted in goodwill of approximately $245,000 which is being amortized over 15 years. The purchase also provided for the acquisition by the
Company of warrants to purchase an additional 13,334 shares at $3 per share
and 10,000 shares at $6 per share.   The Company raised the funds to acquire
Nametre by issuing 6,000,000 shares of the Company's common stock to Tytronics, Incorporated ("Tytronics"), at a purchase price of $.05 per share. At the time of this sale of shares, the Company entered into a debt restructuring agreement with Tytronics; in conjunction with that agreement, the Company also issued warrants to Tytronics to purchase one million, one hundred thousand (1,100,000) shares of Common Stock at an exercise price of $0.05 per share and one million (1,000,000) shares of Common Stock at an exercise price of $0.10 per share, expiring February 1, 2006. Joseph J. Caruso, a director of the Company, is also a director of Nametre. In addition, Mr. Caruso is the president of Bantam, which is a stockholder of the Company and Nametre and
has entered into consulting  agreements with Nametre and the Company.   The
purchase did not have a material effect on the Consolidated Statement of Income for the year ended September 30, 1996.

   The unaudited pro forma consolidated results of the Company for the years ended September 30, 1996 and 1995, assuming that the acquisition had occurred at the beginning of each period presented, and after giving effect to certain pro forma adjustments, are as follows:

                                             (Unaudited)
                                            September 30,
                                      1996                     1995
     Revenue                      $4,803,389               $4,775,711
     Net loss                        (27,010)                (159,131)
     Net loss per share                (0.00)                   (0.01)


Conversion of Debt

   Pursuant to a Conversion of Debt and Contribution to Capital Agreement dated November 10, 1994 between the Company and Corning Partners, III, L.P., Corning Partners III, L.P. converted $315,000 of existing promissory notes plus $59,205 of accrued interest on all such outstanding notes, into 1,663,140 shares of the Company's Common Stock. Also on November 10, 1994, the Company entered into an Accrued Interest Conversion Agreement with Bayard Henry, pursuant to which Mr. Henry converted interest on $50,000 of the 10% subordinated notes then held by Mr. Henry, totaling $8,292, into 36,860 shares of the Company's Common Stock.

   Pursuant to a Purchase Agreement dated November 29, 1994 (the "Purchase Agreement"), Tytronics acquired all of the Common Stock of the Company owned by Corning Partners II, L.P., Corning Partners III, L.P., Bayard Henry, and Edward J. Stewart, III, consisting of an aggregate 8,960,244 shares of the Company's Common Stock and representing 55% of the shares of the Company's outstanding voting
securities,   at  that  time.   In  connection  with  the   Purchase
Agreement, Tytronics also acquired $220,000 of the 10% Demand Subordinated Notes then held by Corning Partners III, L.P. and
Bayard  Henry.   In  addition, pursuant to a  Loan  Agreement  dated
November  29, 1994 (the "Loan Agreement"), the Company paid  $55,000 to Tytronics which was used to retire a portion of the $220,000 10% Demand Subordinated Notes acquired from previous holders, and the $165,000 balance of these notes was converted into a 3-year note, with annual principal payments of $55,000, plus interest at 10% per annum, due October 31 of each year. As of October 31, 1995, the Company was in arrears on its then due payment on this note, and remained so until September 30, 1996. Pursuant to the Loan Agreement, Tytronics also provided the Company with a $150,000 demand loan, the proceeds of which were used to pay the remaining indebtedness owed Corning Partners II, L.P., Corning Partners III, L.P. and Bayard Henry.

   As noted above, subsequent to year end September 30, 1995, the Company failed to make its required October 31, 1995 installment and was, therefore, in default under the provisions of the loan agreement. Tytronics agreed not to demand accelerated payment of the entire loan balance, at least until October 1, 1996. Subsequently, in support of the Nametre acquisition, and in connection with additional investments by Tytronics of $300,000 to the Company, Tytronics applied $65,000 of debt to this stock purchase and rewrote the remaining $100,000 as long term debt, with payments of $50,000 due November 23, 1997, and $50,000 due November 23, 1998.

   During the fiscal year ended September 30, 1996, the Company and Tytronics were also parties to various informal working capital agreements pursuant to which Tytronics provided working capital financing to the Company on a short-term basis. Such working capital advances are limited by the Silicon Valley Bank agreement to $50,000 at any one time. These advances are payable on demand with 10% interest. During fiscal year 1996, the Company borrowed an aggregate of $130,000, including interest, from Tytronics under these arrangements. At September 30, 1996, $20,000 was due to Tytronics by the Company under these same arrangements.

Series A Preferred Stock

   On November 10, 1994, the Company entered into an agreement with Corning Partners III, L.P. ("Corning") and with Mr. Bayard Henry, to convert all of their then outstanding Series A Convertible stock into Common Stock. Corning held 1,896,596 shares of Series A stock, which was converted to 2,095,110 shares of Common Stock. Mr. Henry held 949,471 shares of Series A stock, which was converted to 1, 048,851 shares of Common Stock.

Series B Preferred Stock

   As of September 30, 1994, all of the Company's outstanding shares of Series B Preferred Stock were held by Corning. On November 10, 1994, the Company entered into an agreement with Corning to convert all of the Series B Convertible stock into Common Stock. Corning held 1,000,000 shares of Series B stock, which was converted to 1,057,989 shares of Common Stock.

   As a result of the transactions described above, all previously outstanding shares of the Company's Series A and B Preferred Stock have been converted into Common Stock, and all of the Company's indebtedness to the Corning partnerships and Mr. Henry have been converted to Common Stock, paid in full, or purchased by Tytronics. Immediately prior to the effectiveness of the Purchase Agreement with Tytronics, the Corning partnerships and Messrs. Stewart and Henry effectively held 8,960,244 shares of the Company's Common Stock, or 55% of the Company's outstanding voting securities, which were then exchanged for 30,000 shares of Tytronics common stock,
$.01 par value. Additionally, the Company raised the funds to acquire Nametre by issuing 6,000,000 shares of the Company's common stock to Tytronics, at a purchase price of $0.05 per share. As of September 30, 1996, the Company's common stock owned by Tytronics represented 14,960,244 shares, or 67.1% of the total outstanding shares.

C.        Summary of Significant Accounting Policies:

Basis of presentation

   The consolidated financial statements include the accounts of the
Company   and   its  subsidiary.   All  intercompany  accounts   and
transactions have been eliminated. As discussed in Note B, the Company acquired a majority interest in Nametre at September 30, 1996.
Accordingly,   the   Consolidated  Statements   of   Income   and
Consolidated Statements of Cash Flows exclude any activity of Nametre prior to the date of acquisition.


Cash and cash equivalents

  The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.


Concentration of credit risk

       Concentration of credit risk consists principally of trade receivables. This risk is limited due to the large number of customers comprising the Company's and the Subsidiary's customer bases and their dispersion across different businesses and geographic regions. Ongoing credit reviews of customers' financial condition are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.


Inventories

   Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Equipment and fixtures

   Equipment and fixtures are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging between 5 and 10 years, of the related asset. Leasehold improvements are amortized over the life of the lease including expected renewal periods not to exceed the maximum useful lives of the assets.


Goodwill

   Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 15 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.


Other assets

   Other assets includes a licensing agreement, patent costs, and various deposits for office equipment and utilities. Costs related to the licensing agreement are amortized using the straight-line method over the life of the agreement. Patent costs are amortized over 8 years.


Revenue recognition

   Revenue for instruments sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are performed.


Research and development

  Research and development costs are charged to expense as incurred.


Income taxes

   Effective  October  1,  1993, the Company  adopted  Statement  of
Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates.


Net income per common share

  Net income per common share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common shares issuable upon exercise of outstanding warrants and options, when dilutive, are included in the computation of shares outstanding.


Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

   The estimated fair value of the Company's financial instruments, which include account receivable, accounts payable, notes payable and long-term debt approximate their carrying value.


New accounting pronouncements

   Effective  October  1,  1995, the Company  adopted  Statement  of
Financial   Accounting  Standard  No.  121,  "Accounting   for   the
Impairment  of  Long-Lived  Assets and  for  Long-Lived  Assets  to  be
Disposed  of"  ("SFAS  121").   The  new  standard  establishes  new
guidelines  regarding when impairment losses on  long-lived  assets,
which   include   property  and  equipment,   certain   identifiable
intangible assets and goodwill, should be recognized and how impairment losses should be measured. It is of the opinion of the Company's management that the effect of the implementation of SFAS
121 was not material to the Company's consolidated financial statements.

   Statement of Financial Accounting Standard No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", allows the Company to account for its stock-based employee compensation plans based upon either a fair value method or the intrinsic value method currently followed by the Company. If the current method is retained, SFAS 123 requires certain additional disclosures regarding the impact which the fair value method would have on the results of the Company's operations. The Company expects to retain its current method of accounting for stock-based compensation plans, and, therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations. Adoption of SFAS 123 is required for financial statements of fiscal years beginning after December 15, 1995. The Company will implement the disclosure requirements of SFAS 123 as required in fiscal 1997.


D. Inventories:

As of September 30, inventories consist of the following:

                                    1996       1995

  Raw materials                  $401,779   $186,849
  Work in process                 109,893     52,389
  Finished goods                  150,651          -

       Total                     $662,323   $239,238


E. Equipment and Fixtures:
                                    1996       1995
As of September 30, equipment
and fixtures
consist of the following:

  Furniture and fixtures        $  80,795   $ 45,746
  Leasehold improvements           70,471     53,770
  Computer equipment              212,580    198,159
  Laboratory and shop equipment   313,934    290,521
  Demo equipment                  265,253    232,986
  Guarded hot box facility        250,061    250,061

                                1,193,094  1,071,243
  Less accumulated depreciation
     and amortization            (841,438)  (721,097)

     Total                       $351,656   $350,146


F. Other Assets:
                                    1996       1995
As of September 30, other assets
consist of the following:

  Goodwill                        $244,788      $     -
  Licensing agreement -
   net of amortization              12,951       17,735
  Patents                           32,637            -
  Deposits                          21,923        2,285
     Total                        $312,299      $20,020

  The licensing agreement, for use of various laser technologies, is net of related accumulated amortization, which aggregated $22,499 and $17,715 for the years ended September 30, 1996 and 1995 respectively.


G. Notes Payable - Stockholders and Line of Credit:

As of September 30, Notes payable - stockholders and line of credit consist of the following:

                                    1996       1995
  Notes payable -
   stockholder (See Note B):
   10% Term subordinated note    $100,000   $165,000
   10% Demand subordinated note    20,000          -
       Less current maturities    (20,000)   (55,000)

     Long-term portion           $100,000   $110,000

  Notes payable - line of credit  $84,000   $125,000

   In fiscal 1995 the Company entered into a working capital line of credit with a bank, which provides for borrowings up to $350,000. The line of credit is secured by substantially all assets of the Company.
Advances under the line shall not exceed 70% of the Company's eligible accounts receivable, as defined. These amounts are payable on demand and bear interest at the banks prime rate plus 1.5%. The line of credit agreement contains covenants which among various matters restricts further borrowings and security interests, loans and advances to others, and sales of assets, other than in the normal course of business.

   The Company is also required to maintain certain financial covenants. The Company was not in compliance with certain of these covenants during part of the 1995 fiscal year. Subject to terms and conditions of a modification agreement dated August 14, 1995, the bank has waived the covenant violations and amended the requirements for the four financial covenants; profitability, liquidity, tangible net worth and leverage. At September 30, 1996, and September 30, 1995, borrowings under this line of credit were $84,000 and $125,000 respectively, and the Company was not in violation of any of these covenants. This line expires February 4, 1997.

H.  Long term obligations:

 As of September 30, long-term obligations consist of the following:

                                            1996        1995

 10% Term Note Payable - collateralized  $ 155,000   $      -
 6% Term Note Payable - unsecured           24,572     29,244
 Notes Payable - other                      38,967          -
 Less current maturities                  (105,000)    (4,673)
                                         $ 113,539   $ 24,571

    The Note Payable - Collateralized consists of a 10% note payable to the estate of the former owner of Nametre. Payments are due quarterly and include principal and interest. The note is collateralized by substantially all of the assets of Nametre.

   In fiscal 1992, the Company issued a $50,000 Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In August, 1994, the note was renegotiated, with the outstanding debt at $44,000. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At September 30, 1996, the outstanding balance was $24,572, of which $19,572 is classified as a long-term liability, and $5,000 is classified as a current liability.

   As of September 30, 1996, the aggregate annual payments on long-term obligations are as follows:

  Fiscal 1997                    $105,000
  Fiscal 1998                      99,196
  Fiscal 1999                       5,592
  Fiscal 2000                       3,751
  Total scheduled payments        213,539
  Due Fiscal 2000 if
    payments are late               5,000
                                 $218,539


I. Income Taxes:

   The Company has net operating loss carryforwards available for financial reporting and federal income tax purposes of approximately $1,481,000 expiring through 2011. Because of the transaction with Tytronics described in note B and the resulting "change in ownership", the future use of the carryforwards that existed at the time of the change is restricted.

As of September 30, deferred taxes consist of the following:

                                       1996       1995
  Net operating loss carryforwards   $592,000  $584,000
  Accounts receivable reserve          14,000     8,000
  Other temporary differences          24,000   23,000
  Valuation allowance                (630,000) (615,000)
  Net deferred tax asset             $      -  $      -

   The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

   A reconciliation of the federal statutory income tax rate and the effective tax rate as a percentage of income before taxes on income for the years ended September 30, is as follows:

                                    1996       1995
  Statutory rate                    34.0%       34.0%
  Utilization of federal net
     operating loss carryforwards  (34.0)%     (34.0)%

  Effective tax rate                  - %         - %


J. Operating Leases:

   The  Company  conducts  its  operations  from  leased  facilities
consisting  of  office and production space.   The  lease  was  non-
cancelable  with  a five-year term effective October  1,  1991.   In
August, 1993 a new lease was negotiated. During fiscal 1995, the Company further amended its lease agreement in order to obtain consent to jointly occupy its facility with Tytronics (see Note M).
As a result, the monthly rental was increased through the remaining term of the lease. Future minimum annual payments under the amended lease for the year ending September 30, 1997 are $68,400, excluding any rental income from Tytronics. The Company's total rent expense in fiscal 1996 and 1995 was approximately $65,355 and $69,613, respectively. Rental income from Tytronics in those same years was approximately $30,801 and $23,801 respectively.

   Nametre, the Company's subsidiary, conducts it operations from leased facilities consisting of office and production space. Nametre occupies this facility on a month to month basis under an operating lease.


K.  Stock Options

   In March 1991, the stockholders approved the 1991 Stock Plan (the "1991 Plan"). Under this plan, awards of, and options to purchase, an aggregate of 3,000,000 shares may be issued to directors, officers, employees and consultants of the Company. The exercise price of incentive stock options (ISOs) granted under the 1991 Plan may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price per share of non-qualified options under the 1991 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant. On April 20, 1995, the Company issued to Mr. John E. Wolfe, an officer of the Company, an ISO under the 1991 Plan to purchase 200,000 shares of common stock at $.03 per common share exercisable to April 20, 2000. In addition, on April 20, 1995, the Company issued two directors of the Company, ISO's under the 1991 Plan to purchase 150,000 shares each of common stock at $.03 per common share exercisable to April 20, 2000. During 1993, an employee, David M. Haines, who was issued 100,000 ISOs, became an officer of the Company. The options held by Mr. Haines were canceled in March 1995, 90 days after his employment with the Company terminated. Also during fiscal year 1995, ISOs to purchase a total of 155,000 shares were canceled 90 days following termination of certain employees, including David M. Haines. As of September 30, 1996, options for 100,000 shares were issued to Mr. Richard Mannello, who was not then an officer. Subsequent to year end September 30, 1996, Mr. Mannello was named an officer of the Company, and options for an additional 200,000 shares were issued to Mr. Mannello.

   During fiscal year 1994, 20,000 shares from the 1987 Plan and 233,000 shares from the 1991 Plan were canceled and returned to each respective Plan. During fiscal year 1995, 10,000 shares from the
1987 Plan and 155,000 shares from the 1991 Plan were canceled and returned to each respective Plan. During fiscal year 1996, 3,000 shares from the 1991 Plan were canceled and returned to its respective Plan.

  A summary of stock option activity under the Plans is as follows:

                                        1987 Plan                 1991 Plan                Non-Qualified
                                  Number     Exercise Price  Number      Exercise Price  Number     Exercise Price
                                  of Shares   per  Share     of  Shares  per  Share      of Shares  per Share

Outstanding at Sept. 30, 1994      10,000      $0.25         182,000     $0.02           209,000    $0.05
   Granted......................        -          -         500,000     $0.03                 -        -
   Exercised...................         -          -               -         -                 -        -
   Canceled................       (10,000)      $0.25       (155,000)    $0.02                 -        -
Outstanding at Sept. 30, 1995           -       $0.25        527,000     $0.03           209,000    $0.05
   Granted......................        -           -        100,000     $0.03                 -        -
  Exercised...................          -           -              -         -                 -        -
   Canceled................             -       $0.25       (  3,000)    $0.02                 -        -
Outstanding at Sept. 30, 1996           -       $0.25        624,000     $0.03           209,000     $0.05


Exerciseable at Sept. 30, 1996          -                    144,000                     209,000


Reserved Common Stock

   In connection with the stock option plans, and outstanding warrants (see Note B), the Company has reserved 6,809,000 shares of Common Stock as of September 30, 1996.


L. Sales and Major Customers:

  Export sales for the years ended September 30 are as follows:

                             1996   1995
                  Europe       9%     13%
                  Asia         2%      0%
                  Other       18%     19%
                              29%     32%

    Sales  to  one  customer,  a  U.S.  governmental  agency,   were
approximately  $65,600  and  $483,600  in  fiscal  1996  and   1995,
respectively.  Accounts receivable from this customer  at  September
30,  1996  and  1995 approximated $20,000 and $70,000, respectively.
As of September 30, 1995 this contract was suspended, at least temporarily. In late fiscal 1996, this contract was partially reinstated. This contract is terminable at will by the U.S.
government. Full reinstatement, if any, will be determined by the funding and direction of the fiscal 1996 Congressional budget and DOE
executive   decisions.   Ultimately,   this   contract   could    be
substantially reduced or canceled. Currently, it appears that this will happen, with some of this work being transferred to existing government laboratories.

M. Related Party Transactions (see Notes B, G, H, J and K):

   The Company shares space in its operating facility with Tytronics which is a 67.1% shareholder of the Company.  The Companies allocate
rent  expense  based  on  the square footage  each  occupies.   On this
basis, rental payments from Trytronics amounted to $30,801 in fiscal 1996, and $23,801 in fiscal 1995. The Companies also share other operating and administrative costs based on estimated usage. During the fiscal years ended September 30, 1996 and 1995, this informal agreement resulted in the payment of approximately $80,000 and $68,000, respectively by the Company to Tytronics for such operating and administrative costs. At September 30, 1996 and 1995, the Company had net amounts due to Tytronics of $77,204 and $10,854, respectively.

  The Company and Bantam Group, Inc. ("Bantam"), a business advisory organization, are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was issued a one-time bonus of $40,000 in fiscal 1993, paid $5,000 per month through January 1995, $2,000 per month until October 1, 1995, and $1,500 per month thereafter. In addition, the agreement called for the issuance of 800,000 shares of the Company's Common Stock plus the reimbursement of any tax liability arising from the issuance of the stock. The shares were issued to Bantam in December, 1993. Mr. Joseph J. Caruso, the Company's Chairman, is also the president of Bantam.

   In addition, Bantam has a consulting arrangement with Nametre, which continues on a month to month basis unless terminated by either party on thirty days' notice. Payments under this agreement are $1,250 per month.


N.    Supplemental    Disclosure   of    Cash    Flow    Information


                                                    1996              1995

  Interest paid during the year                    $36,168         $32,308
  Income taxes paid during the year                    600             871

  Supplemental Disclosure of Non-Cash Information:

  Conversion of debt and accrued interest
   into Common Stock                                65,000         382,496
  Conversion of Series "A" Preferred Stock
   into Common Stock                                     -         540,753
  Conversion of Series "B" Preferred Stock
   into Common Stock                                     -          12,500

  In September 1996, the Company acquired 61.23% of the outstanding stock of Nametre in an acquisition (Note B). The estimated fair value of assets acquired was $1,207,381, including goodwill of $244,788, with liabilities assumed of $874,233, less minority interest of $66,634.

                          HOLOMETRIX, INC.

                            Exhibit Index

3.01 Certificate of Incorporation, as amended, including Certificates of Designation for the terms of the Series A and Series B Preferred Stock (filed as exhibit 10.15 to Form 10-K dated December 27, 1991 and incorporated by reference).

3.02 Bylaws (filed as Exhibit 3d to Registration Statement No. 33-13027-B on Form S-18 and incorporated by reference).

4.01 Agreement to Purchase 7% Exchangeable Subordinated Notes between Holometrix, Inc. and the Purchasers named therein (the "Note Purchase Agreement") (filed as Exhibit 4a to Form 8 dated July 14, 1988 and incorporated by reference).

4.02 Exhibits A, B(1), B(2) and C to the Note Purchase Agreement (filed as Exhibit 4b to Form 8 dated July 14, 1988 and incorporated by reference).

10.01 1987 Stock Option Plan (filed as Exhibit 10f to Registration Statement No. 33-13027-B on Form S-18 and incorporated by reference).

10.02 1991 Stock Plan (filed as exhibit 10.02 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.03 Form of Incentive Stock Option Agreement under 1991 Stock Plan (filed as exhibit 10.03 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.04 Form of Non-Qualified Stock Option Agreement under 1991 Stock Plan (filed as exhibit 10.04 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.05 Stock  Repurchase Agreement with Douglas B.  Flint  (filed  as
      Exhibit 10h to Registration Statement No. 33-13027-B and incorporated by reference).

10.06 Agreement for Purchase and Sale of Assets by and between Holometrix, Inc. and Dynatech Scientific, Inc. dated October 2, 1987 (filed as Exhibit 2 to Form 8-K filed on October 17, 1987 and incorporated by reference).

10.07 Agreement to Purchase Stock of Dynatech Scientific, Inc. from Dynatech Corporation by Holometrix, Inc. (the "Dynatech Scientific Stock Purchase Agreement")(filed as Exhibit 2a to Form 8 dated July 14, 1988 and incorporated by reference).

10.08 Exhibits A, B, & C to the Dynatech Scientific Stock Purchase Agreement (filed as Exhibit 2b to Form 8 dated July 14, 1988 and incorporated by reference).

10.09 Loan and Security Agreement between Shawmut Bank, N.A. and Holometrix, Inc. (the "Loan and Security Agreement") (filed as Exhibit 10a to Form 8 dated July 14, 1988 and incorporated by reference).

10.10 Exhibits 1.1 and 2.4 to Loan and Security Agreement (filed  as
      Exhibit 10b to Form 8 dated July 14, 1988 and incorporated by reference).

10.11 Lease dated October 1, 1991 between Holometrix Inc. and Springfield Institute for Savings for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit
      10.11 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.12 First amendment of Lease dated August 19, 1993 between Holometrix, Inc. and Opta Food Ingredients, Inc. (the successor in interest to Springfield Institution for Savings), for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit 10.12 to Form 10-KSB dated December 27, 1995).

10.13 Agreement to Purchase 10% Exchangeable Subordinated Notes and Warrants between Holometrix, Inc. and the Purchasers named therein (the "Note and Warrant Purchase Agreement") (filed as
      Exhibit 10.11 to Form 10-K dated December 27, 1990 and incorporated herein by reference).

10.14 Exhibits A and B to the Note and Warrant Purchase Agreement (filed as Exhibit 10.12 to Form 10-K dated December 27, 1990 and incorporated herein by reference).

10.15 Agreement to Purchase Series B Preferred Stock between Holometrix, Inc. and Norman Priebatsch dated April 26, 1991 (filed as exhibit 10.14 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.16 Agreement for Purchase and Sale of Assets by and between Holometrix, Inc. and Azimuth Corporation (formerly Precept Corporation) (filed as exhibit 10.15 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.17 Loan Agreement between Holometrix, Inc. and Shawmut Bank, N.A. dated March 1, 1993 (filed as exhibit 10.16 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.18 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated February 24, 1993 (filed as exhibit 10.17 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.19 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated June 11, 1993 (filed as exhibit 10.18 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.20 Unsecured Promissory Note between Holometrix, Inc. and Corning Partners III, L.P. dated July 1, 1993 (filed as exhibit 10.19 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.21 Unsecured Promissory Note between Holometrix, Inc. and Bayard Henry dated March 3, 1993 (filed as exhibit 10.20 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.22 Consulting Agreement between Holometrix, Inc., Corning Partners II, L.P., Corning Partners III, L.P., and Bantam Group, Inc., dated June 7, 1993 (filed as exhibit 10.21 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.23 Stock  Redemption  Agreement  between  Holometrix,  Inc.   and
      Dhananjay   G.  Wadekar  dated  September  30,  1994 (filed as exhibit
      10.22 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.24 Stock  Redemption  Agreement  between  Holometrix,  Inc.   and
      Douglas B. Flint and Susan M. Flint, as joint tenants, dated September 30, 1994. (filed as exhibit 10.23 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.25 Preferred  Stock Conversion Agreement by and among Holometrix,
      Inc. and the shareholders named therein dated November 10, 1994. (filed as exhibit 10.24 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.26 Conversion of Debt and Contribution to Capital Agreement by and between Holometrix, Inc. and Corning Partners III, L.P. dated November 10, 1994. (filed as exhibit 10.25 to Form 10-KSB dated December 27, 1994, and incorporated herein by reference).

10.27 Accrued Interest Conversion Agreement by and between Holometrix, Inc. and Bayard Henry dated November 10, 1994. (filed as exhibit 10.26 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.28 Loan  Agreement between Tytronics Incorporated and Holometrix,
      Inc. dated November 29, 1994 (filed as exhibit 10.27 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.29 Secured Demand Promissory Note in the aggregate principal amount of $150,000 issued by Holometrix, Inc. to Tytronics Incorporated dated November 29, 1994. (filed as exhibit 10.28 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.30 Secured  Term  Promissory Note issued by Holometrix,  Inc.  to
      Tytronics Incorporated in the aggregate principal amount of $165,000 dated November 29, 1994. (filed as exhibit 10.29 to form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.31 Security Agreement between Holometrix, Inc. and Tytronics Incorporated dated November 29, 1994. (filed as exhibit 10.31 to Form 10-KSB dated December 27, 1994 and incorporated herein by reference).

10.32 Purchasing Contract dated February 15, 1995 between Sandia National Laboratories and Holometrix, Inc. and Amendment thereto dated August 30, 1995 (filed as exhibit 10.32 to Form 10-KSB dated December 27, 1995 and incorporated herein by reference).

10.33 Letter Agreement between Silicon Valley Bank and Holometrix, Inc. dated December 22, 1994 (filed as exhibit 10.33 to Form 10-KSB dated December 27, 1995 and incorporated herein by reference).

10.34 Promissory Note dated December 22, 1994 in the original principal amount of $350,000 executed by Holometrix, Inc. (filed as exhibit 10.34 to Form 10-KSB dated December 27, 1995 and incorporated herein by reference).

10.35 Loan Modification Agreement dated August 14, 1995 between Holometrix, Inc. and Silicon Valley Bank (filed as exhibit 10.35 to Form 10-KSB dated December 27, 1995 and incorporated herein by reference).

10.36 Third Amendment of Lease between Opta Food Ingredients, Inc. and Holometrix, Inc. dated as of September 30, 1996 (filed herewith).

27     Financial Data Schedule (filed herewith).