Form 10QSB
period 1996-12-31
HOLOMETRIX INC
filed 1997-02-14
CIK 812151

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


 X   Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934  For the quarterly period ended December 31, 1996

     Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from          to

                 Commission file number  0-16152

                        Holometrix, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                            04-2891557
   (State or Other Jurisdiction of        (I.R.S. Employer
   ncorporation   or  Organization)        Identification Number)

      25 Wiggins Avenue, Bedford, Massachusetts  01730-2323
            (Address of Principal Executive Offices)


                         (617) 275-3300
         (Issuer's Telephone Number, Including Area Code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

As of December 31, 1996, 22,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No X



                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . . . . .      1

Table of Contents . . . . . . . . . . . . . . . . . . . . . .        2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.  Condensed Consolidated Financial Statements
             Balance Sheets . . . . . . . . . .. . . . . . . . .     3
             Statements of Loss . . . . . . . . . . . . .. . . .     5
             Statements of Cash Flows.. . . . . . . .  . . . . .     6
             Notes to Condensed Consolidated Financial Statements    7

  Item 2.  Management's Discussion and Analysis or Plan of
           Operations . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . .  . . . . . . . . . . 11

   Item 2.        Changes in Securities . . . . . . .. . . . . . . . 11

   Item 3.        Defaults upon Senior Securities . . . . .  . . . . 11

   Item  4.       Submission of Matters to a Vote  of  Security
                       Holders . . . . . . . . . . . . . . . . . .   11

   Item 5.        Other Information . . . . . . . . . . . . . . .    11

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . .      11

SIGNATURES . . . . . . . . . . . . . . . . . . . .  . . . . . . .    12


(*)  The  financial information at September 30,  1996  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.


PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                      December 31,   September 30,
                                        1996            1996
                                                         (*)
CURRENT ASSETS:

Cash and cash equivalents              $16,956        $ 27,495
Accounts receivable, less allowance
  for doubtful accounts of $35,000   1,031,665       1,162,148
Inventories                            716,021         662,323
Other current assets                    15,481          32,802

     TOTAL CURRENT ASSETS            1,780,123       1,884,768


EQUIPMENT AND FIXTURES - net           330,618         351,656

OTHER ASSETS - net                     308,091         312,299

     TOTAL ASSETS                   $2,418,832      $2,548,723


    See notes to condensed consolidated financial statements.

(*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


                 HOLOMETRIX, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)

                                   December 31,   September 30,
                                      1996           1996
                                                     (*)
CURRENT LIABILITIES:
 Notes payable - stockholders     $  50,000     $   20,000
 Notes payable -line of credit      159,000         84,000
 Accounts payable                 1,102,865      1,204,028
 Accrued payroll and related
     expenses                        29,804         37,086
 Accrued other expenses              97,782         59,135
 Due to stockholder                   8,709         77,204
 Current maturities of
   long-term obligations            103,796        105,000

TOTAL CURRENT LIABILITIES         1,551,956      1,586,453

LONG-TERM DEBT
 Notes payable-stockholders,
      less current maturities        50,000        100,000
 Long term obligations, less
      current maturities             88,539        113,539

TOTAL LIABILITIES                 1,690,495      1,799,992

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                           70,242         66,634

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
   30,000,000 shares authorized;
   issued 26,533,157                265,332        265,332

 Additional paid-in capital       2,459,009      2,459,009
 Accumulated deficit            (1,912,246)    (1,878,244)
                                    812,095        846,097
Less: Treasury stock (at cost)      104,000        104,000
      Subscriptions Receivable       50,000         60,000

TOTAL STOCKHOLDERS'
  EQUITY                            658,095        682,097

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $2,418,832     $2,548,723

    See notes to condensed consolidated financial statements.

(*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                           Three-Month Period Ended December 31,
                                  1996             1995

NET REVENUES                   $1,082,622         $492,434

COST OF SALES                     568,539          341,518

GROSS PROFIT                      514,083          150,916

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          463,272          138,198

RESEARCH AND DEVELOPMENT           74,965           32,809

TOTAL OPERATING EXPENSE           538,237          171,007

LOSS FROM OPERATIONS             (24,154)         (20,091)

INTEREST EXPENSE - net            (6,237)          (8,124)
LOSS BEFORE MINORITY INTEREST    (30,391)         (28,215)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY          (3,611)           -

NET LOSS                       ( $34,002)       ( $28,215)


NET LOSS PER COMMON SHARE:        ($0.00)          ($0.00)

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING           22,296,878       16,296,878




    See notes to condensed consolidated financial statements.

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                      Three-Month Period Ended December 31,
                                                 1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                    ($34,002)        ($28,215)
Adjustments to reconcile net (loss) to net
cash provided by (used for) operating
activities:
 Depreciation and amortization                  36,430           34,763
 Minority interest                               3,611             -
 Changes in operating assets and liabilities:
  Accounts receivable                          130,483          (36,151)
  Inventories                                  (53,698)          16,895
  Other current assets                           14,621         (14,919)
  Accounts payable and accrued expenses         (69,798)         (1,018)
    Net cash provided by (used for) operating
    activities                                   27,647         (28,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions                (8,487)         (9,358)
   Net cash used for investing activities        (8,487)         (9,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in notes payable                      (20,000)            -
 Due to stockholders, net                       (68,495)         21,903
 Subscription receivable payments                10,000             -
 Borrowings  under notes payable-line
  of  credit                                     75,000          25,000
 Decrease in long-term obligations              (26,204)         (1,142)
    Net  cash provided by (used for)
    financing activities                        (29,699)         45,761

Net  increase (decrease) in cash and cash
  equivalents                                   (10,539)          7,758

Cash  and  cash  equivalents, beginning of
  period                                         27,495          40,707

Cash and cash equivalents, end of period       $ 16,956       $  48,465

Supplemental disclosure of non-cash transactions:

    See notes to condensed consolidated financial statements.


                 HOLOMETRIX, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)


    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended December 31, 1996 as Compared With the Three-Month Period Ended December 31, 1995

     Revenues in the first quarter of fiscal 1997 totaled $1,083,000 as compared to $492,000 in the comparable quarter of 1996, an increase of $591,000. This 120% increase is primarily due to the acquisition of a majority ownership in National Metal Refining Company, Inc., ("Nametre") during fiscal year 1996. The revenues for Nametre alone totaled $576,000 and Revenues for Holometrix alone totaled $506,000, a 3% increase over the comparable quarter of fiscal 1996.

    Cost  of  sales increased by $227,000, or 66%, from  $342,000
(70%  of  sales) in the first quarter of fiscal 1996 to  $569,000
(53% of sales) in the same period of fiscal 1997. This 66% increase is attributable primarily to the Nametre acquisition. Cost of sales for Holometrix alone totaled $325,000, a 5% decrease. Management attributes this to improved operating efficiencies.

    Selling, general and administrative expenses increased by $325,000, or 236%, from $138,000 (28% of sales) to $463,000 (43%
of  sales).   The  difference was primarily  the  result  of  the
acquisition of Nametre. Holometrix expenses alone totaled $178,000, an increase of 29%. The Holometrix increase was primarily due to the appointment of a Director of Marketing & Sales during fiscal year 1996, and increased marketing and sales activities.

    Research and development increased $42,000, from $33,000 (7% of sales) to $75,000 (7% of sales). The increase was again due to the acquisition of Nametre. Holometrix R&D alone increased $3,000, an increase of 9%. This increase was due to the ongoing introduction of new instrument products.

    Loss from operations was $24,000 in the first quarter of fiscal 1997, compared with a loss of $20,000 in the comparable period of fiscal 1996. Holometrix' loss from operation alone was $33,000. Consolidated Net loss was $34,000 in the first quarter of fiscal 1997. Holometrix net loss alone was $40,000 compared with a net loss of $28,000 in the comparable period of fiscal 1996. These losses are due to increased selling and administrative costs, partially offset by improved cost of goods sold, and income derived from the consolidation of Nametre.

    Total Assets decreased by $130,000 (5%) in the first quarter, from $2,548,723 to $2,418,832. Cash decreased by $11,000, and, due to increased collections activity, accounts receivable decreased by $130,000 in the first quarter. Inventories increased by $54,000, due to manufacturing plans for increased sales volume. Other assets decreased by $16,000, due primarily to a $17,000 decrease in prepaid expenses for trade shows and other items. Equipment and fixtures and fixtures and other assets decreased by $25,000, due primarily to depreciation and amortization.

   Total Liabilities decreased by $109,000, primarily due to decreases of $88,000 in notes and other payables to affiliates, and decreases of $101,000 in accounts payable, offset by an increase of $75,000 in the Company's line of credit, and increases of $6,000 in accrued other expenses and long term obligations. The Company's line of credit increased by $75,000 due to increased borrowings. Accounts payable decreased by $101,000, from $1,204,000 at September 30, 1996, to $1,103,000 at
December 31, 1996, primarily due to payment of extended payables present at September 30, 1996 to conserve cash. Accrued other expenses increased by $31,000, mainly due to commissions for certain internal sales employees and international distributors. Long term debt decrreased by $75,000 from $213,000 to $138,000, $50,000 of that change is due to reclasification of notes payable as current, and $25,000 for current other obligations.

    As of December 31, 1996, the Company had an outstanding order backlog for products and services of approximately $801,000 as compared to a backlog of $118,000 at December 31, 1995. The Company believes the $801,000 backlog will be realized in fiscal 1997. The outstanding backlog for Holometrix alone at December 31, 1996, was approximately $434,000, an increase of $316,000 (268%). Management believes this is due to increased marketing and sales activities, combined with the introduction of the Lambda 2000 series of instruments.


LIQUIDITY AND CAPITAL RESOURCES

Acquisition & Debt Conversion

      On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre, a developer of instruments for the measurement of viscous properties of materials, for $225,000 in cash, and $75,000 in notes payable, plus acquisition costs. The acquisition has been accounted for under the purchase method of accounting, resulting in the cost of the acquisition being preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill of approximately $245,000 which is being amortized over 15 years. The purchase also provided for the acquisition by the Company of warrants to purchase an additional 13,334 shares at $3 per share and 10,000 shares at $6 per share. The Company raised the funds to acquire Nametre by issuing 6,000,000 shares of the Company's common stock to Tytronics, Incorporated ("Tytronics"), at a purchase price of $.05 per share. At the time of this sale of shares, the Company entered into a debt restructuring agreement with Tytronics; in conjunction with that agreement, the Company also issued warrants to Tytronics to purchase one million, one hundred thousand (1,100,000) shares of Common Stock at an exercise price of $0.05 per share and one million (1,000,000) shares of Common Stock at an exercise price of $0.10 per share, expiring February 1, 2006. The purchase did not have a material effect on the Consolidated Statement of Income for the year ended September 30, 1996.

Notes payable to stockholders

As of December 31, 1995, the Company was in default on the then current $55,000 installment payment due on the term note to Tytronics. However, Tytronics had expressed its agreement not to accelerate payment on this term note. Subsequently, as of September 30, 1996, in connection with additional common stock sold to Tytronics, the note was re-written for $100,000 payable in two installments due in November 1997 and November 1998. At December 31, 1996, the total outstanding balance was $100,000, of which $50,000 is classified as current.

Notes payable line of credit

   On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit is secured by substantially all assets of the Company. Advances under this line are not permitted to exceed 70% of the Company's eligible accounts receivable as defined. These outstanding amounts are payable on demand and bear interest at the bank's prime rate plus 1.5%. Advances are also contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth, and leverage. As of December 31, 1996, the Company was in compliance with all covenants, and borrowings under the line of credit were $159,000. On December 31, 1996, the Silicon Valley Bank approved the inclusion of the Nametre accounts receivables, thereby increasing the Company's borrowing capacity.

In the second half of fiscal 1996 the Company introduced new instrument products, namely the Lambda 2000 Series. The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. If the Company's new instrument product line, combined with new marketing efforts meet with success, the Company's management believes that increased revenues could result in a return to profitability before the end of fiscal 1997. Under these conditions, management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1997. Management also believes that additional capital resources will be available from Tytronics. However, there can be no assurance that the Company will become profitable in fiscal 1997, that adequate operating funds will be generated through revenue increases, that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company was not involved in any legal proceedings as of the date of this report.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.  Financial Data Schedule

         (b) Reports on Form 8-K

         The  Company filed a report on form 8-K dated October  9,
      1996,  and  amended it on December 16, 1996.   This  filing
      reported the acquisition by the Company, of approximately 61.23% of the issued and outstanding stock of Nametre, and disclosed the financial statements and pro forma financial information relative to the acquired business..




                            SIGNATURE


    Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Holometrix, Inc.



                                    By: \s\ John E. Wolfe
                                         John E. Wolfe
                                        President






Date:  February 12, 1997