Form 10QSB
period 1997-03-31
HOLOMETRIX INC
filed 1997-05-15
CIK 812151

Page 1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended March 31, 1997

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

Yes      No

As of March 31, 1997, 22,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . .. . . .1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . .2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.        Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . . .3
           Statements of Loss . . . . . . . . . . . . . . . . . .5
           Statements of Cash Flows. . . . . . . . . . . . . .  .7
           Notes to Condensed Consolidated Financial Statements..8

   Item 2. Management's Discussion and Analysis or Plan of
                                           operations . . . . .  9


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . . . . . . . . . . .13

   Item 2.        Changes in Securities . . . . . . . . . . . . .13

   Item 3.        Defaults upon Senior Securities . . . . . . . .13

   Item  4.         Submission of Matters to a Vote  of  Security
                                 Holders . . . . . . . . . . .   13

   Item 5.        Other Information . . . . . . . . . . . . . . .13

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  .14


(*)  The  financial information at September 30,  1996  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                           March 31,      September 30,
                                             1997            1996
                                                             (*)
CURRENT ASSETS:

Cash and cash equivalents                  $189,736        $ 27,495
Accounts receivable, less allowance
  for doubtful accounts of $35,000          1,127,420     1,162,148
Inventories                                   745,461       662,323
Due from stockholder                           12,379          -
Other current assets                           20,331        32,802

     TOTAL CURRENT ASSETS                   2,095,327     1,884,768


EQUIPMENT AND FIXTURES - net                  318,081       351,656

OTHER ASSETS - net                            301,731       312,299

     TOTAL ASSETS                          $2,715,139    $2,548,723


    See notes to condensed consolidated financial statements. (*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY

                           (Unaudited)
                                              March 31,     September 30,
                                                1997           1996
                                                               (*)
CURRENT LIABILITIES:
 Notes payable - stockholders           $     50,000      $     20,000
 Notes payable -line of credit               284,000            84,000
 Accounts payable                          1,308,509         1,204,028
 Accrued payroll and related expenses         40,244            37,086
 Accrued other expenses                      153,525            59,135
 Due to stockholder                              -              77,204
 Current maturities of
   long-term obligations                     110,010           105,000

TOTAL CURRENT LIABILITIES                  1,946,288         1,586,453

LONG-TERM DEBT, .
 Notes payable-stockholders,
      less current maturities                 50,000           100,000
 Long term obligations,
      less current maturities                 56,095           113,539

TOTAL LIABILITIES                          2,052,383         1,799,992

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                                   106,436            66,634

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 30,000,000 shares
  authorized; issued 26,533,157              265,332           265,332

 Additional paid-in capital                2,459,009         2,459,009
 Accumulated deficit                      (2,044,021)       (1,878,244)
                                             680,320           846,097
Less: Treasury stock (at cost)               104,000           104,000
          Subscriptions Receivable            20,000            60,000

TOTAL STOCKHOLDERS'
  EQUITY                                     556,320           682,097

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $2,715,139        $2,548,723

    See notes to condensed consolidated financial statements.
(*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                            Three-Month Period Ended March 31,
                                  1997             1996

NET REVENUES                   $1,232,418         $353,246

COST OF SALES                     658,074          271,300

GROSS PROFIT                      574,344           81,946

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          561,614          197,140

RESEARCH AND DEVELOPMENT           89,679           37,894

    TOTAL OPERATING EXPENSES      651,293          235,034

LOSS FROM OPERATIONS             (76,949)        (153,088)

INTEREST EXPENSE - net           (18,635)          (8,618)
LOSS BEFORE MINORITY INTEREST    (95,584)        (161,706)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY         (36,192)           -


NET LOSS                       ($131,776)       ($161,706)


NET LOSS PER COMMON SHARE:        ($0.01)           ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES USED IN CALCULATION OF 22,296,878       16,296,878
 INCOME PER COMMON SHARE



          See notes to condensed financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS


                           (Unaudited)

                             Six-Month Period Ended March 31,
                                  1997             1996

NET REVENUES                   $2,315,040         $845,680

COST OF SALES                   1,226,613          612,818

GROSS PROFIT                    1,088,427          232,862

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        1,024,886          335,354

RESEARCH AND DEVELOPMENT          164,644           70,707

 TOTAL OPERATING EXPENSE        1,189,530          406,061

LOSS FROM OPERATIONS            (101,103)        (173,199)

INTEREST EXPENSE - net           (24,872)         (16,742)
LOSS BEFORE MINORITY INTEREST   (125,975)        (189,941)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY         (39,802)           -


NET LOSS                       ($165,777)       ($189,941)


NET LOSS PER COMMON SHARE:        ($0.01)            ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES USED IN CALCULATION OF 22,296,878       16,296,878
 LOSS PER COMMON SHARE



          See notes to condensed financial statements.

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                                         Six-Month Period Ended March 31,
                                                1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   ($165,777)       ($189,941)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
  Depreciation and amortization                 71,963           65,766
  Minority interest                             39,802              -
Change in operating assets and liabilities:
  Accounts receivable                           34,728         (121,161)
  Inventories                                  (83,138)          14,721
  Other current assets                           9,223          (17,962)
  Accounts payable and accrued expenses        202,029          138,076
    Net  cash  provided  (used)
         by operating activities               108,830         (110,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions              (24,572)         (17,537)
   Net cash used for investing activities      (24,572)         (17,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in notes payable to:
   stockholders and others                     (20,000)          50,000
 Due to stockholder, net                       (89,583)          15,676
 Increase in bank line of credit               200,000           25,000
 Subscription receivable payments               40,000              -
 Decrease in long-term obligations             (52,434)          (2,301)
    Net  cash  provided by
         financing  activities                  77,983           88,375

Net  increase  (decrease)
         in cash and cash  equivalents         162,241          (39,663)

Cash  and  cash  equivalents,
         beginning of  period                   27,495           40,707

Cash and cash equivalents, end of period      $189,736        $   1,044

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Holometrix, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments ("Instruments") and providing contract test services ("Testing Services") for measuring the thermophysical properties of a wide variety of materials. National Metal Refining Company, Inc., ("Nametre"), in which Holometrix holds a majority ownership position, manufactures on-line sensors and laboratory instruments for measuring the viscosity of a wide range of materials.

Three-Month Period Ended March 31, 1997 as Compared With the Three-Month Period Ended March 31, 1996

    Revenues in the second quarter of fiscal 1997 totaled $1,232,000 as compared to $353,000 in the comparable quarter of 1996, an increase of $879,000. This 249% increase is primarily due to the acquisition of a majority ownership in National Metal Refining Company, Inc., ("Nametre") during fiscal year 1996. The revenues for Nametre alone totaled $770,000 and Revenues for Holometrix alone totaled $462,000, a 31% increase over the comparable quarter of fiscal 1996, due primarily to increased sales and marketing activity and the introduction of the Company's new Lambda instrument.

    Cost of sales increased by $387,000, or 143%, from $271,000 (77% of sales) in the first quarter of fiscal 1996 to $658,000
(53% of sales) in the same period of fiscal 1997. This 143% increase is attributable primarily to the Nametre acquisition. Cost of sales for Holometrix alone totaled $359,000, a 32% increase. This increase is primarily due to the comparable increase in sales.

    Selling, general and administrative expenses increased by $364,000, or 185%, from $197,000 (56% of sales) to $562,000 (46%
of  sales).   The  difference was primarily  the  result  of  the
acquisition of Nametre. Holometrix expenses alone totaled $233,000, an increase of 18%. The Holometrix increase was primarily due to professional expenses incurred in connection with the consolidation of Nametre, and increased marketing and sales activities.

    Research and development increased $52,000, from $38,000 (11% of sales) to $90,000 (7% of sales). The increase was again primarily due to the acquisition of Nametre. Holometrix R&D alone increased $13,000, an increase of 34%. This increase was due to the addition of a development engineer and the ongoing development of new instrument products.

    Loss from operations was $77,000 in the first quarter of fiscal 1997, compared with a loss of $153,000 in the comparable period of fiscal 1996. Holometrix' loss from operation alone was $182,000. Consolidated Net loss was $132,000 in the first quarter of fiscal 1997. Holometrix net loss alone was $189,000 compared with a net loss of $162,000 in the comparable period of fiscal 1996. These losses are primarily due to increased selling and administrative costs, partially offset by improved cost of goods sold, and income derived from the consolidation of Nametre.

Six-Month Period Ended March 31, 1997 as Compared With the Six-Month Period Ended March 31, 1996

    Revenues in the first half of fiscal 1997 totaled $2,315,000 as compared to $846,000 in the comparable period of 1996, an increase of $1,469,000. This 174% increase is primarily due to the acquisition of a majority ownership in Nametre during fiscal year 1996. The revenues for Nametre alone totaled $1,347,000 and Revenues for Holometrix alone totaled $968,000, a 14% increase over the comparable period of fiscal 1996, due primarily to increased sales and marketing activity and the introduction of the Company's new Lambda instrument.
 .

    Cost of sales increased by $614,000, or 100%, from $613,000 (72% of sales) in the first half of fiscal 1996 to $1,227,000
(53% of sales) in the same period of fiscal 1997. This 100% increase is attributable primarily to the Nametre acquisition. Cost of sales for Holometrix alone totaled $685,000, a 12% increase. This increase is primarily due to the comparable increase in sales.

    Selling, general and administrative expenses increased by $690,000, or 206%, from $335,000 (40% of sales) to $1,025,000
(44% of sales). The difference was primarily the result of the acquisition of Nametre. Holometrix expenses alone totaled $411,000, an increase of 23%. The Holometrix increase was primarily due to professional expenses incurred in connection with the consolidation of Nametre, and increased marketing and sales activities.

    Research and development increased $94,000, from $71,000 (8% of sales) to $165,000 (7% of sales). The increase was again due to the acquisition of Nametre. Holometrix R&D alone increased $16,000, an increase of 23%. This increase was due to the addition of a development engineer and ongoing development of new instrument products.

    Loss from operations was $101,000 in the first half of fiscal 1997, compared with a loss of $173,000 in the comparable period of fiscal 1996. Holometrix' loss from operation alone was $215,000. Consolidated Net loss was $166,000 in the first half of fiscal 1997. Holometrix net loss alone was $229,000 compared with a net loss of $190,000 in the comparable period of fiscal 1996. These losses are primarily due to increased selling and administrative costs, partially offset by improved cost of goods sold, and income derived from the consolidation of Nametre.

    Total Assets increased by $166,000 (7%) in the first half, from $2,548,723 to $2,715,139. Cash increased by $162,000, primarily as a result of increased borrowing from the Company's bank line of credit and due to increased collections activity, accounts receivable decreased by $35,000 in the first half. Inventories increased by $83,000, due to manufacturing plans for increased sales volume. Other assets decreased by $11,000, due primarily to $14,000 for amortization of goodwill and patents, offset by $3,000 increase in deposits to a foreign entity. Equipment and fixtures decreased by $33,000, due primarily to depreciation and amortization.

   Total Liabilities increased by $252,000, primarily due to a $200,000 increase in the Company's line of credit, and increases of $97,000 in accrued payroll and other expenses. This was offset by decreases due to repayment of $77,000 to a stockholder, decreases of $107,000 in long-term debt, and increases of $35,000 in notes payable to stockholders and other current maturities. Accounts payable increased by $104,000, from $1,204,000 at September 30, 1996, to $1,308,000 at March 31, 1997, primarily due to increases in operational expenditures.

    As of March 31, 1997, the Company had an outstanding order backlog for products and services of approximately $485,000 as compared to a backlog of $120,000 at March 31, 1996. The Company believes the $485,000 backlog will be realized in fiscal 1997. The outstanding backlog for Holometrix alone at March 31, 1997, was approximately $335,000, an increase of $215,000 (179%). Management believes this is due to increased marketing and sales activities, combined with the introduction of the Lambda 2000 series of instruments.


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

Notes payable to stockholders

As of December 31, 1995, the Company was in default on the then current $55,000 installment payment due on the oiginal $165,000 term note to Tytronics. However, Tytronics had expressed its agreement not to accelerate payment on this term note. Subsequently, as of September 30, 1996, in connection with additional common stock sold to Tytronics, $65,000 of the note was converted to equity as payment and the note was re-written for $100,000 payable in two installments due in November 1997 and November 1998. At March 31, 1997, the total outstanding balance was $100,000, of which $50,000 is classified as current.



Notes payable line of credit

   On December 22, 1994, Silicon Valley Bank provided the Company with a line of credit in the amount of $350,000. This line of credit is secured by substantially all assets of the Company. Advances under this line are not permitted to exceed 70% of the Company's eligible accounts receivable as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity, tangible net worth, and leverage. As of March 31, 1997, the Company was not in compliance with the leverage covenant. This was due to the $300,000 invested in Nametre. These investments are excluded from the tangible net worth calculation. The bank subsequently provided the Company with a waiver of that covenant. As of March 31, 1997, borrowings under the line of credit were $284,000. On December 31, 1996, the Silicon Valley Bank approved the inclusion of the Nametre accounts receivables in the Company's borrowing base, thereby increasing the Company's borrowing capacity.

In the second half of fiscal 1996 the Company introduced new instrument product line, namely the Lambda 2000 Series. The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. If the Company's new instrument product line, combined with new marketing efforts meet with success, the Company's management believes that increased revenues could result in a return to profitability before the end of fiscal 1997. Under these conditions, management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1997. Management also believes that additional capital resources will be available from Tytronics. However, there can be no assurance that the Company will become profitable in fiscal 1997, that adequate operating funds will be generated through revenue increases, that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.

New Accounting Pronouncements

    Statement of Financial Accounting Standards No. 128 "Earnings Per Share", issued by the Financial Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

    The  effect  of  adopting Statement of  Financial  Accounting
Standards  No.  128 ("FAS No. 128") has not been estimated.   The
Company is required to adopt the disclosure requirements  of  FAS
No. 128 during the period ended December 31, 1997.







PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

               Not applicable.

Item 2.   Changes in Securities

               Not applicable.

Item 3.   Defaults Upon Senior Securities

              Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on Marc 13, 1997. Two issues were submitted for vote: (a) To fix the number of directors at four, and to elect four directors to hold office for the ensuing year; and (b) To approve the selection  by  the  Board of Directors  of  BDO  Seidman  as  the
Company's  independent  auditors  for  the  fiscal  year   ending
September 30, 1997. Fixing the number of directors at four received 18,780,463 votes for, -0- votes against, and 176,596 votes abstained. Each director received 18,780,463 votes for, no votes against, and 176,596 votes abstained. BDO Seidman received 18,923,725 votes for, 30,000 votes against, and 3,334 votes abstained. The Stockholders elected the four directors as proposed, and approved the selection of the Company's independent auditors as proposed.

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






Date:  May 14, 1997