Form 10QSB
period 1997-06-30
HOLOMETRIX INC
filed 1997-08-14
CIK 812151

Page 1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended June 30, 1997

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

Yes      No

As of June 30, 1997, 22,296,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . .  . . .             1

Table of Contents . . . . . . . . . . . . . . . . . .  .               2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.    Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . .            3
           Statements of Loss . . . . . . . . . . . . . . .            5
           Statements of Cash Flows. . . . . . . . . . .  .            7
           Notes to Condensed Consolidated Financial Statements.       8

  Item 2.  Management's Discussion and Analysis or Plan ofOperations   9


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .       13

   Item 2.  Changes in Securities . . . . . . . . . . . .  .          13

   Item 3.  Defaults upon Senior Securities . . . . . . . .           13

   Item  4. Submission of Matters to a Vote  of  Security Holders .   13

   Item 5.        Other Information . . . . . . . . . . . . . . ..    13

   Item 6.        Exhibits and Reports on Form 8-K . . . . . . . .    13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14


(*)  The  financial information at September 30,  1996  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                 June 30,       September 30,
                                   1997            1996
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents         $189,294      $ 27,495
Accounts receivable, less allowance
for doubtful accounts of $35,000 1,071,674     1,162,148
Inventories                        792,196       662,323
Due from stockholder                 1,830          -
Other current assets                23,837        32,802

      TOTAL CURRENT ASSETS       2,078,831     1,884,768


EQUIPMENT AND FIXTURES - net       363,889       351,656

OTHER ASSETS - net                 292,700       312,299

     TOTAL ASSETS               $2,735,420    $2,548,723


    See notes to condensed consolidated financial statements. (*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY

                           (Unaudited)
                                    June 30,      September 30,
                                      1997           1996
                                                     (*)
CURRENT LIABILITIES:
 Notes payable - stockholders$       50,000   $     20,000
 Notes payable -line of credit      284,000         84,000
 Accounts payable                 1,267,282      1,204,028
 Accrued payroll and related expenses41,805         37,086
 Accrued other expenses             254,794         59,135
 Due to stockholder                   4,340         77,204
 Current maturities
     of long-term obligations        85,020        105,000

TOTAL CURRENT LIABILITIES         1,987,241      1,586,453

LONG-TERM DEBT:
 Notes payable-stockholders,
      less current maturities        50,000        100,000
 Long term obligations,
      less current maturities        54,846        113,539

TOTAL LIABILITIES                 2,092,087      1,799,992

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                          120,137         66,634

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
 30,000,000 shares  authorized;
 issued 26,533,157                  265,332        265,332

 Additional paid-in capital       2,459,009      2,459,009
 Accumulated deficit             (2,097,145)    (1,878,244)
                                    627,196        846,097
Less: Treasury stock (at cost)      104,000        104,000
          Subscriptions Receivable      -           60,000

TOTAL STOCKHOLDERS'
  EQUITY                            523,196        682,097

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $2,735,420     $2,548,723

    See notes to condensed consolidated financial statements.
(*)Balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                                   Three-Month Period Ended June
30,
                                  1997             1996

NET REVENUES                   $1,019,677         $577,703

COST OF SALES                     534,982          318,014

GROSS PROFIT                      484,695          259,689

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          401,764          202,689

RESEARCH AND DEVELOPMENT          105,150           42,349

    TOTAL OPERATING EXPENSES      506,914          245,038

(LOSS) INCOME FROM OPERATIONS     (22,219)          14,651

INTEREST EXPENSE - net            (17,201)          (9,445)
(LOSS) INCOME BEFORE
      MINORITY INTEREST           (39,420)           5,206

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY          (13,702)             -


NET (LOSS) INCOME                ($53,122)         $ 5,206


NET LOSS PER COMMON SHARE:        ($0.00)            $0.00

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES USED IN CALCULATION OF
  INCOME PER COMMON SHARE        22,296,878        16,296,878



          See notes to condensed financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS


                           (Unaudited)

                                   Nine-Month Period EndedJune
30,
                                  1997             1996

NET REVENUES                   $3,334,717       $1,423,382

COST OF SALES                   1,761,595          930,832

GROSS PROFIT                    1,573,122          492,550

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        1,426,655          538,048

RESEARCH AND DEVELOPMENT          269,794          113,051

 TOTAL OPERATING EXPENSE        1,696,449          651,099

LOSS FROM OPERATIONS             (123,327)        (158,549)

INTEREST EXPENSE - net            (42,071)         (26,187)
LOSS BEFORE MINORITY INTEREST    (165,398)        (184,736)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY          (53,503)            -


NET LOSS                        ($218,901)       ($184,736)


NET LOSS PER COMMON SHARE:        ($0.01)          ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES USED IN CALCULATION OF  22,296,878       16,296,878
 LOSS PER COMMON SHARE



          See notes to condensed financial statements.

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                                    Nine-Month Period Ended June
30,
                                      1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                        ($218,901)       ($184,736)
  Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
  Depreciation and amortization     110,619           93,555
  Minority interest                  53,503           -
Change in operating assets and liabilities:
  Accounts receivable                90,474          (29,731)
  Inventories                      (129,873)          11,744
  Other current assets                7,841           (1,354)
  Accounts payable and
        accrued expenses            263,632          109,035
    Net  cash  provided  (used)
         by operating activities    177,295           (1,487)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Equipment and fixtures additions  (102,129)         (36,572)
 Notes receivable                     -              (50,000)
   Net cash used for
             investing activities  (102,129)         (86,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in notes payable to:

   stockholders and others          (20,000)          39,933
 Due to stockholder, net            (74,694)          43,757
 Increase in bank line of credit    200,000           25,000
 Subscription receivable payments    60,000              -
 Decrease in long-term obligations  (78,673)          (3,411)
    Net cash  provided
        by  financing  activities    86,633          105,279

Net  increase (decrease) in cash
      and cash  equivalents         161,799           17,220

Cash  and  cash  equivalents,
     beginning of  period            27,495           40,707

Cash and cash equivalents,
     end of period               $  189,294       $   57,927

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

Three-Month Period Ended June 30, 1997 as Compared With the Three-Month Period Ended June 30, 1996

     Revenues in the third quarter of fiscal 1997 totaled $1,020,000 as compared to $578,000 in the comparable quarter of 1996, an increase of $442,000. This 76% increase is primarily due to the acquisition of a majority ownership in Nametre at the
end of fiscal  year  1996.   The  revenues  for  Nametre  alone
totaled $492,000 and Revenues for Holometrix alone totaled $528,000, a 9% decrease over the comparable quarter of fiscal 1996.
This decrease is due primarily to the decrease of revenue from a government contract and certain instruments, offset by increased sales generated from the introduction of the Company's new Lambda instrument.

    Cost  of  sales increased by $217,000, or 68%, from  $318,000
(55%  of  sales) in the third quarter of fiscal 1996 to  $535,000
(52% of sales) in the same period of fiscal 1997. This 68% increase is attributable primarily to the Nametre acquisition. Cost of sales for Holometrix alone totaled $350,000, a 10% increase. This increase is primarily due to the higher costs associated with the introduction of the newly developed Lambda instrument.

    Selling, general and administrative expenses increased by $199,000, or 98%, from $203,000 (35% of sales) to $402,000 (39%
of  sales).   The  difference was primarily  the  result  of  the
acquisition of Nametre. Holometrix expenses alone totaled $201,000, a decrease of 1%.

    Research and development increased $63,000, from $42,000  (7%
of  sales)  to  $105,000 (10% of sales). The increase  was  again
primarily  due  to  the acquisition of Nametre.   Holometrix  R&D
alone decreased $2,000, a decrease of 5%.

    Loss from operations was $22,000 in the third quarter of fiscal 1997, compared with an income of $15,000 in the comparable period of fiscal 1996. Holometrix' loss from operation alone was $63,000. Consolidated Net loss was $53,000 in the third quarter of fiscal 1997. Holometrix net loss alone was $75,000 compared with a net income of $5,000 in the comparable period of fiscal 1996. These losses are primarily due to lower sales and increased costs of sales, partially offset by income derived from the consolidation of Nametre.




Nine-Month Period Ended June 30, 1997 as Compared With the Nine-Month Period Ended June 30, 1996

   Revenues for the nine months of fiscal 1997 totaled $3,335,000 as compared to $1,423,000 in the comparable period of 1996, an increase of $1,912,000. This 134% increase is primarily due to the acquisition of a majority ownership in Nametre at the end of fiscal year 1996. The revenues for Nametre alone totaled $1,839,000 and revenues for Holometrix alone totaled $1,496,000, a 5% increase over the comparable period of fiscal 1996, due primarily to increased sales and marketing activity and the introduction of the Company's new Lambda instrument.

    Cost of sales increased by $831,000, or 89%, from $931,000 (65% of sales) for the nine months of fiscal 1996 to $1,762,000 (53% of sales) in the same period of fiscal 1997. This 89% increase is primarily due to the Nametre acquisition. Cost of sales for Holometrix alone totaled $1,034,000, an 11% increase. This increase is primarily due to the higher costs associated with the introduction of the newly developed Lambda instrument.

    Selling, general and administrative expenses increased by $889,000, or 165%, from $538,000 (38% of sales) to $1,427,000
(43%  of sales).  The difference was primarily the result of  the
acquisition  of  Nametre.   Holometrix  expenses  alone   totaled
$612,000, an increase of 14%.
The Holometrix increase was primarily due to increased legal and audit expenses incurred in connection with the consolidation and reporting of Nametre.

   Research and development increased $157,000, from $113,000 (8% of sales) to $270,000 (8% of sales). The increase was again due to the acquisition of Nametre. Holometrix R&D alone increased $14,000, an increase of 12%. This increase was due to the addition of a development engineer and ongoing development of new instrument products.

    Loss from operations was $123,000 for the nine months of fiscal 1997, compared with a loss of $159,000 in the comparable period of fiscal 1996. Holometrix' loss from operations alone was $278,000. Consolidated Net loss was $219,000 for the nine months of fiscal 1997. Holometrix net loss alone was $303,000 compared with a net loss of $185,000 in the comparable period of fiscal 1996. These losses are primarily due to increased manufacturing, selling and administrative costs, partially offset
by   income  derived from the consolidation of Nametre.

    Total Assets increased by $187,000 (7%) in the nine months of fiscal 1997, from $2,549,000 to $2,735,000. Cash increased by $162,000, primarily as a result of increased borrowing from the Company's bank line of credit and to increased collections activity, resulting in a decrease in accounts receivable of $90,000 in the nine months. Inventories increased by $130,000, due to manufacturing plans for increased sales volume and the introduction of a new product. Other current assets decreased by $9,000, due to the expensing of incurred but unbilled insurance
premiums.    Other assets decreased by $20,000, due primarily  to
$21,000 for amortization of goodwill and patents, offset by a $1,000 increase in deposits. Equipment and fixtures increased by $12,000, due to purchase of additional equipment.

   Total Liabilities increased by $292,000, primarily due to a $200,000 increase in the Company's line of credit, and increases of  $263,000 in accounts payable and accrued expenses.  This  was
offset  by  decreases  due  to  net  payment  of  $74,000  to   a
stockholder,  decreases  of  $78,000  in  long-term   debt,   and
decreases of $20,000 in notes payable to stockholders and other current maturities. Accounts payable increased by $63,000, from $1,204,000 at September 30, 1996, to $1,267,000 at June 30, 1997,
primarily due to increases in operational expenditures and, and sales commissions.

    As of June 30, 1997, the Company had an outstanding order backlog for products and services of approximately $825,000 as compared to a backlog of $368,000 at June 30, 1996. this increase is primarily due to the inclusion of Nametre's backlog. The Company believes the $ 825,000 backlog will largely be realized in fiscal 1997. The outstanding backlog for Holometrix alone at June 30, 1997 was approximately $ 278,000, a decrease of $ 90,000 (24%). This decrease is due primarily to the decrease of revenue from a government contract and certain instruments.


LIQUIDITY AND CAPITAL RESOURCES

Acquisition & Debt Conversion

      On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre, a developer of instruments for the measurement of viscous properties of materials, for $225,000 in cash, and $75,000 in notes payable, plus acquisition costs. The acquisition has been accounted for under the purchase method of accounting, resulting in the cost of the acquisition being preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill of approximately $245,000 which is being amortized over 15 years. The purchase also provided for the acquisition by the Company of warrants to purchase an additional 13,334 shares at $3 per share and 10,000 shares at $6 per share. The Company raised the funds to acquire Nametre by issuing 6,000,000 shares of the Company's common stock to Tytronics, at a purchase price of $.05 per share. At the time of this sale of shares, the Company entered into a debt restructuring agreement with Tytronics; in conjunction with that agreement, the Company also issued warrants to Tytronics to purchase one million, one hundred thousand (1,100,000) shares of Common Stock at an exercise price of $0.05 per share and one million (1,000,000) shares of Common Stock at an exercise price of $0.10 per share, expiring February 1, 2006. The purchase did not have a material effect on the Consolidated Statement of Income for the year ended September 30, 1996.

Notes payable to stockholders

As of December 31, 1995, the Company was in default on the then current $55,000 installment payment due on the original $165,000 term note to Tytronics. However, Tytronics had expressed its agreement not to accelerate payment on this term note. Subsequently, as of September 30, 1996, in connection with additional common stock sold to Tytronics, $65,000 of the note was converted to equity as payment and the note was re-written for $100,000 payable in two installments due in November 1997 and November 1998. At June 30, 1997, the total outstanding balance was $100,000, of which $50,000 is classified as current.
Notes payable line of credit

    As of June 30, 1997, the Company, in concert with its subsidiary Nametre and its parent company Tytronics obtained new terms from Silicon Valley Bank for a combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company , its subsidiary Nametre and Tytronics. This new line
was  in   effect  on  July 24, 1997.  Advances  under  this  line
through  September 1, 1997, can not exceed the lesser of  70%  of the Company's eligible accounts receivable as defined, or the consolidated Tangible Net Worth as defined plus the minority interest. Thereafter, borrowings can not exceed the lesser of 70%
of the Company's eligible accounts receivable as defined, or 110%
of  the  consolidated  Tangible  Net  Worth  as  defined.   These
outstanding   amounts  are  payable on demand  and  advances  are
contingent   upon  maintaining  certain  covenants  relative   to
profitability, liquidity and tangible net worth. As of June 30, 1997, the Company was in compliance with all covenants and ratios of the new line of credit. At June 30, 1997, the Companys' borrowings under its prior line of credit were $284,000.

In  the second half of fiscal 1996 the Company introduced  a  new
instrument  product  line, namely the Lambda  2000  Series.   The
Company  will continue to invest in enhanced sales and  marketing
efforts,   new  product  development,  and  the  development   of
strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1997. Management also believes that additional capital resources will be available from Tytronics. However, it is unlikely that the Company will become profitable in fiscal 1997, and that adequate operating funds will be generated through revenue increases, that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.

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





Date:  August 13, 1997