Form 10QSB/A
period 1997-06-30
HOLOMETRIX INC
filed 1997-08-19
CIK 812151

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                        FORM 10-QSB/A


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

Yes      No

As  of June 30, 1997, 22,296,878 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format:
yes      No
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

   Total Liabilities increased by $292,000, primarily due to a $200,000 increase in the Company's line of credit, and increases of $263,000 in accounts payable and accrued expenses. This was offset by decreases due to net payment of $74,000 to a stockholder, decreases of $78,000 in long-term debt, and decreases of $20,000 in notes payable to stockholders and other current maturities. Accounts payable increased by $63,000, from $1,204,000 at September 30, 1996, to $1,267,000 at June 30, 1997, primarily due to increases in operational expenditures and sales commissions.

   As of June 30, 1997, the Company had an outstanding order backlog for products and services of approximately $825,000 as compared to a backlog of $368,000 at June 30, 1996. The Company believes the $ 825,000 backlog will largely be realized in fiscal 1997. The outstanding backlog for Holometrix alone at June 30, 1997, was approximately $ 278,000, a decrease of $ 90,000 (24%). This decrease is due primarily to the decrease of revenue from a government contract and certain instruments.


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

In the second half of fiscal 1996 the Company introduced a new instrument product line, namely the Lambda 2000 Series. The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1997. Management also believes that additional capital resources will be available from Tytronics. However, it is unlikely that the Company will become profitable in fiscal 1997, and there can be no guarantees that adequate operating funds will be generated through revenue increases, that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.


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






Date:  August 19, 1997