Form 10KSB/A
period 1996-09-30
HOLOMETRIX INC
filed 1997-11-26
CIK 812151

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB/A No. 1
 x   Annual report pursuant to Section 15(d) of the Securities
     Exchange Act of 1934
     For the fiscal year ended September 30, 1996
     (Fee Required)

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

Transitional Small Business Disclosure Format  Yes           No  x

                                PART I

ITEM 1. BUSINESS

          Holometrix, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the thermophysical properties of a wide variety of materials. The Company's Instruments Division currently designs, manufactures and distributes five product lines, containing sixteen models, which measure thermophysical (temperature) properties. The Company's Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Testing Services Division also performs mechanical and physical properties testing. The Company's principal offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730-2323; its telephone number is (781) 275-3300 and its facsimile number is
         (781) 275-3705. The Company is a Delaware corporation which was incorporated on October 23, 1985.

         Holometrix Instruments Division

         The Company engages in the development, production and distribution of instruments under the tradename "Thermatest". The






         Instruments Division currently designs, manufactures and markets instruments that measure the thermophysical properties of a broad range of materials for research, product development and quality-control applications. Information about thermophysical properties is used to quantify the performance, quality, and/or composition of various materials such as insulation, composites, plastics, and ceramics. In addition to their importance in advanced materials development, the Company's instruments are used as research tools to address worldwide environmental issues, including energy conservation, plastics recycling and nuclear waste disposal.

         Holometrix has over 30 years of experience in thermophysical (temperature) properties testing. The basic technology underlying the Company's Thermatest instruments is the application of heat energy to a material under test and the measurement of the results of such an application. The precise measurements and the containment of heat, combined with equally precise temperature measurement and control, are key elements in the design of nearly all of the Division's products. Many instruments encompass microprocessor-controlled data collection and analysis, resulting in the fully automated calculation of material properties, such as thermal conductivity and specific heat. The nature of heat transfer through a material, resulting from the application of energy, varies depending on the material's type and composition. Therefore, a different methodology is required to test different types of material. The Company manufactures various instruments incorporating these different methodologies.

         The five Thermatest product lines consist of sixteen instrument models, plus Holometrix' proprietary Q-Lab automation software. Ongoing development efforts have resulted in new instrument products that are fully automated, incorporating either PC interface, or internal microprocessors. Revenues are also derived from service and spare parts. No single instrument manufactured by the Holometrix Instruments Division currently accounts for more than 25% of total revenues.

         Holometrix Products

              Heat Flow Meters (Lambda 2000 Series, Rapid-k VT-400)

              The Heat Flow Meter technique is an easy and rapid method for testing the thermal conductivity and thermal resistance (R-value) of insulation. This type of instrument is widely used in both the quality control testing and the development of insulation products. Industry-wide acceptance of this technique as a reliable and accurate procedure has made it the most commonly used test method for both research and development and quality control applications. Federal trade rules require insulation manufacturers to measure the thermal resistance (R Value) by the heat flow meter method, or similar techniques, as part of the procedure for labeling their products. Cellular foam insulation manufacturers, who are required to eliminate ozone depleting chlorinated fluorocarbons from their products, use these instruments to evaluate the effectiveness of replacement blowing agents. In 1996 Holometrix introduced the new Lambda 2000 Series of heat flow meter products. These instruments contain an advanced instrumentation and control concept for which a patent is pending.

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

              Guarded Hot Plates (GBP-200, GBP-300, GBP-450 and GBP-600)

              These instruments are used primarily as research tools to measure thermal conductivity in porous and solid materials over a wide range of temperatures, environmental conditions and material types. This technique is used to measure materials from cryogenic (very cold) to very high temperatures. The measuring process is reliable, simple and accurate and requires no pre-test calibration by the user. Varying degrees of automation are available to meet a range of budgets and provide for unattended operation.

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

              Laserflash Instruments (Thermaflash 2200, 1100 and
              Microflash, 300)

              These instruments utilize a sophisticated, high-performance Laser Flash Thermal Diffusivity (speed of heat through material) (LFTD) technique to measure both thermal diffusivity and specific heat from -170 C to 2000 C. Test samples are illuminated uniformly on one surface by a laser beam pulse, and the temperature rise of the opposite surface is measured and used to calculate thermal diffusivity. Data from these instruments are used by customers to determine safe operating temperatures, quality assurance, design and process control for composition, molding, heating or cooling rates, and thermal performance analysis. The laserflash technique not only provides important information on transient heat flow, but also allows testing of small samples at high temperatures. Typical test materials include ceramics, coatings, composites, polymers, metals and alloys.

       The Thermaflash 2200 and 1100 operate up to 2000 C and
              1100 C, respectively. The Microflash, is used for applications with a lower temperature requirement and for customers with limited capital equipment budgets. Typical applications include the characterization of materials for electronic and semiconductor material design and manufacturing.

         Holometrix Testing Services Division

         The Testing Services Division maintains a thermophysics laboratory, which provides contract test and engineering services to evaluate various temperature-related performance factors of virtually any material. Testing is generally performed to ASTM (American Society of Testing and Materials) standards. In addition, insulation testing is provided under NVLAP accreditation. NVLAP (the National Voluntary Laboratory Accreditation Program) is supported by the National Institute of Standards and Technology. The Division also demonstrates the capabilities of Thermatest instruments to potential customers, provides significant input to outside technology steering groups which establish the standards for industry instrument utilization, and provides valuable technical and marketing input for product development. The Division's experience and capabilities cover a broad scope of temperature range, environmental conditions, sample size and property magnitude.

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

         Holometrix' Markets

         Holometrix' thermophysical instruments are sold primarily to materials laboratories engaged in the development and testing of insulations, building materials, advanced engineered materials, plastics and packaging manufacturers, aerospace manufacturers and government laboratories. A number of instruments are also sold to insulation manufacturing facilities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that current markets for thermal conductivity instruments and testing services total approximately $10 - $15 million annually. The Company has identified engineered materials, electronics and specialty plastics industries as promising markets for the instruments. The Company markets its products and services in the U.S. and internationally through the combination of a direct sales force and a network of independent distributors and sales agents. The Company actively advertises its products in industry trade journals and also attends various U.S. and international trade shows to promote its products and services.

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

         3.) Corporate Synergy. Holometrix, Nametre and Tytronics Incorporated (majority owner of Holometrix) serve many common markets and customers including the polymer, petrochemical, paints and coatings, and food markets. Complementary marketing and distribution activities have begun.

         4.) Strategic Relationships. These include companies and/or product lines which the Company might acquire, companies that might have an interest in licensing technology to the Company, and companies that might have an interest in investing in the Company.

         Holometrix Patents and Proprietary Technology

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

         Holometrix Customers

         During fiscal 1996, the Company had total revenues of approximately $2,201,000, compared to $2,105,000 in fiscal 1995. No customer accounted for more than 10% of sales in fiscal 1996.

         Holometrix Backlog

         As of September 30, 1996, the Company's backlog for products and services totaled $333,000, as compared to $244,000 in backlog as of September 30, 1995. The fiscal 1996 backlog consisted of $202,000 for the Instruments Division and $131,000 for the Testing Services Division. All backlog at September 30, 1996 is expected to be delivered before September 30, 1997.

         Holometrix Competition

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

         The Testing Services Division competes as a broad-capability independent laboratory performing thermal property studies. There are no other known companies or laboratories that encompass the Division's entire capabilities. However, many laboratories offer a subset of the Division's services. Competitive contracts are awarded based on price, testing capability and credibility of the test results. The following sample laboratories compete in the market sectors indicated: Engineered Materials - Thermophysical Properties Research Laboratory Inc., Anter Laboratories, Inc., The Edward Orton Jr. Ceramic Foundation, Southern Research Institute, and Virginia Polytechnic Institute; Insulations - Southern Research Institute, Sparrell Engineering Research Corporation, and The Center for Applied Engineering; Government - Oak Ridge National Laboratory and National Institute of Standards and Technology.

         Holometrix Research and Development

         The Company expended approximately $154,000, or 7% of sales and $207,000 or 10% of sales in fiscal 1996 and fiscal 1995, respectively, on research and development. The Company expects that in fiscal 1997 its research and development expenditures will remain close to 7% of sales.


         Governmental Regulations

         There is presently no material government regulation with respect to the Company's businesses and its development of products. However, the extent to which future governmental regulations may regulate the Company's activities cannot be predicted, and the Company may be subject to restrictions on allowable costs and profits on U.S. government contracts and the export of the technology to other countries as it seeks to expand further into foreign markets.

         Holometrix Employees

         As of September 30, 1996, the Company had 24 employees, 16 of whom are employed full-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

         Holometrix Description of Properties

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

         Substantially all of the machinery and equipment used by the Company in its operations is owned by the Company and management considers this equipment to be in good condition. All of the machinery and equipment owned by the Company is subject to a security interest in favor of Tytronics Incorporated and is subject to a senior security interest in favor of Silicon Valley Bank, to which Tytronics' interest is subordinated.

         Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

         BUSINESS OF NATIONAL METAL REFINING COMPANY

         In 1996, the Company purchased a majority of the issued and outstanding capital stock of National Metal Refining Company ("Nametre"). Nametre is a product development and manufacturing company that specializes in manufacturing in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity (thickness and density) and viscoelasticity (pliability) of a wide range of material and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets. Nametre is a New Jersey corporation which was organized in 1956. Nametre is located at 101 Liberty Street, Metuchen, NJ 08840; its telephone number is (908) 494-2422 and its facsimile number is (908) 494-8916.

         Nametre Products

         Nametre engages in the development, production and distribution of viscosity analyzers under the trade names, "Viscoliner " and "Rheoliner ". The analyzers measure the viscosity and viscoelasticity of a wide range of materials. Products are developed and manufactured for both on-line process monitoring and control, and laboratory use. The vast majority of analyzers sold are for in-line process control. Such analyzers are used to provide manufacturers with viscosity information, which is often critical to ensuring proper material formulation and material production. Applications and markets that routinely use viscosity analyzers include the polymer, petrochemical, food, paints and coatings, and pulp and paper industries.

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

         Nametre's Markets

         Nametre's analyzers are sold primarily to product and material manufacturers engaged in the production and use of plastics, chemical, foods, paints, inks or coatings and paper and pulp. A number of analyzers are also sold to government laboratories and universities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that the current market for process viscosity totals approximately $20-25 million annually.

         Nametre Patents and Proprietary Technology

         Nametre develops proprietary information and technology, including software programs, in the course of its research and development activities. Certain aspects of its product are patented; however, management believes that patent and copyright protection are important, but less significant than the technical competence and creative skills of Nametre's personnel, the performance and reliability of Nametre's products, and competitive marketing, pricing and customer service.

         Nametre owns nine patents, including patents that cover the basic transducer and electronics for viscosity measurement, the method and apparatus for viscoelastic measurements, and the transducer for high viscosity measurements in extruders. The patents expire in various years from 1998 to 2011.

         Nametre owns or has applied for four trademarks. Three trademarks are Viscoliner , Rheoliner , and the Nametre's logo, Absolute Eta in a circle. These trademarks expire in various years, from 1999 to 2005. Nametre has also applied for a trademark on VisControl.

         Nametre Customers

         On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre. The consolidated statements of operations and cash flows of Holometrix and subsidiary exclude any activity of Nametre prior to the date of acquisition. During fiscal 1996, which was a nine month year to allow Nametre to change its fiscal year to coincide with the Company's fiscal year, Nametre had total revenues of approximately $1,776,000, compared to $2,671,000 for the 12 month year ended December 31, 1995. For comparison purposes, for the period January 1 to September 30, 1995 Nametre had total revenues of $1,888,000. No customer accounted for more than 10% of Nametre's sales in fiscal 1996.

         Nametre Backlog

         As of September 30, 1996, Nametre's backlog for products and services totaled $342,513, as compared to $856,665 as of September 30, 1995. All backlog at September 30, 1996 is expected to be delivered before September 30, 1997.

         Nametre Competition

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

         Nametre Research and Development

         Nametre expended approximately $299,131, or 17% of sales and $210,295, or 8% of sales in fiscal 1996 and fiscal 1995, respectively, on research and development. Nametre expects that in fiscal 1997 its research and development expenditures will decrease to 10% of sales.

         Governmental Regulations

         There is presently no material government regulation with respect to Nametre's businesses and its development of products. However,

         the extent to which future governmental regulations may regulate Nametre's activities cannot be predicted, and Nametre may be subject to restrictions on allowable costs and profits on U.S. government contracts and the export of the technology to other countries as it seeks to expand further into foreign markets.

         Nametre Employees

         As of September 30, 1996, Nametre had 15 employees, 14 of whom are employed full-time. Most of Nametre's employees are highly skilled and Nametre's continued success will depend, in part, upon its ability to attract and retain such skilled employees. Nametre has never experienced a work stoppage, none of its employees are represented by a labor organization, and Nametre considers its relations with its employees to be good.

         Nametre Description of Properties

         Nametre leases approximately 4,000 square feet of production, research and development, engineering, administrative and service facilities at 101 Liberty Street, Metuchen, New Jersey. Nametre occupies this facility on a month to month basis under an operating lease.

         Nametre considers these facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the immediate area at comparable rental rates. As of July 28, 1997, all of the machinery and equipment owned by Nametre was subject to a senior security interest in favor of Silicon Valley Bank.

         Legal Proceedings

         There are no material pending legal proceedings to which Nametre is a party or to which any of its properties is subject.



                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


HOLOMETRIX, INC.


By: /s/John E. Wolfe                      DATE:  November 25, 1996
  John E. Wolfe, President and Treasurer
  (principal executive, financial
   and accounting officer)