Form 10KSB40
period 1997-09-30
HOLOMETRIX INC
filed 1997-12-29
CIK 812151

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                     _____________

                                      FORM 10-KSB
                                     _____________

          x Annual Report Pursuant To Section 15(d) Of The Securities Exchange Act Of 1934

              For the fiscal year ended September 30, 1997

              Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

              For the transition period from __________ to __________

                            Commission file number  0-16152

                                    Holometrix, Inc.
                    (Name of Registrant as Specified in Its Charter)
                                     _____________

           Delaware                                   04-2891557
           (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)          Identification No.)

           25 Wiggins Avenue, Bedford, Massachusetts  01730-2323
           (Address of Principal Executive Offices)   (Zip Code)
                                     _____________
                                     (781) 275-3300
                  (Registrant's Telephone Number, Including Area Code)
                                     _____________
          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on
                    Title of Each Class              Which Registered
                       None                           Not applicable

          Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                              Common Stock, $.01 par value
                                    (Title of Class)

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  x    No

         Check if there is no disclosure of delinquent filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information




         statements incorporated by reference in Part III of this Form 10-KSB
         or any amendment to this Form 10-KSB.    x

         The Registrant's consolidated revenues for its fiscal year ended September 30, 1997 were $4,528,636. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 1, 1997 was approximately $219,520. As of December 1, 1997, 23,861,878 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format  Yes       No  x




                                         PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.

         BUSINESS OF HOLOMETRIX, INC.

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

               The Company intends to enter into a reorganization (the "Reorganization") pursuant to which Tytronics Incorporated, the majority owner of the Company, and National Metal Refining Company ("Nametre"), the majority owned subsidiary of the Company, will be merged into Holometrix Acquisition Corp. ("Holometrix Acquisition"), a wholly-owned subsidiary of the Company, with the result that Holometrix Acquisition will be the surviving entity. Following the Reorganization, Holometrix Acquisition will be merged into the Company. In connection with the Reorganization, each issued and outstanding share of Tytronics Preferred Stock and Common Stock will be exchanged for 254.542 and 231.402 shares, respectively, of the Common Stock of Holometrix (rounded up to the nearest whole share), for a total of approximately 39,000,000 shares of Holometrix Common Stock. In addition, each issued and outstanding share of Nametre Common Stock, currently, approximately 76,000 shares (excluding shares owned by Holometrix) will be exchanged for 79.807 shares of Holometrix Common Stock (rounded up to the nearest whole share) for a total of approximately 6,065,000 shares. Based on the value of the equity of the Company, Tytronics and Nametre determined by the Company's financial advisor, Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler"), the aggregate value of the shares of the Company's Common Stock to be exchanged in connection with the Reorganization will be approximately $4,680,000. In addition, based on the Fechtor Detwiler valuation, the value of the Company's Common Stock is currently $.082 per share, the value of Tytronics Common Stock and Preferred Stock is $24.44 per share (assuming the conversion of all Preferred Stock to Common Stock), and the value of Nametre Common Stock is $7.31 per share. The exchange ratios and the aggregate values of the shares of Holometrix Common Stock to be exchanged in connection with the Reorganization will change if Fechtor Detwiler determines there has been a material change in the valuation of the Company, Tytronics or Nametre during the period from the initial valuation to a date prior to the effectiveness of the Reorganization. The Reorganization is expected to be effective during the second fiscal quarter of the Company ended March 31, 1998.

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

               Current products and test services are sold in North America directly from the Company's offices in Bedford, Massachusetts. Domestic sales amounted to 69% of total revenue for fiscal year 1997. Domestic sales and marketing are handled in-house by a staff of two professionals and an administrator. Overseas sales (primarily to Europe and the Far East) are made through independent distributors and sales agents. In addition to the internal sales force, testing services are sold by individual project managers responsible for specific testing areas. Product visibility is maintained through active participation in national and international trade organizations, including the American Society of Testing and Materials (ASTM). Additional visibility is maintained through advertising, exhibitions, informational mailings, technical application notes and customer demonstrations.

               In fiscal 1997, overseas sales accounted for approximately 31% of total sales, compared to 29% in fiscal 1996.

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

         Holometrix Customers

               During fiscal 1997, the Company had total revenues of approximately $2,077,000, compared to $2,201,000 in fiscal 1996. No customer accounted for more than 10% of sales in fiscal 1997.

         Holometrix Backlog

               As of September 30, 1997, the Company's backlog for products and services totaled $131,000, as compared to $333,000 in backlog as of September 30, 1996. The fiscal 1997 backlog consisted of $26,000 for the Instruments Division and $105,000 for the Testing Services Division. All backlog at September 30, 1997 is expected to be delivered before September 30, 1998.

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

         Holometrix Research and Development

               The Company expended approximately $170,000, or 8% of sales and $154,000 or 7% of sales in fiscal 1997 and fiscal 1996, respectively, on research and development. The Company expects that in fiscal 1998 its research and development expenditures will be approximately 5% of sales.

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

         Holometrix Employees

               As of September 30, 1997, the Company had 22 employees, 17 of whom are employed full-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

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

               Nametre owns or has applied for four trademarks. Three trademarks are Viscoliner, Rheoliner , and the Nametre's logo, Absolute Eta in a circle. These trademarks expire in various years, from 1999 to 2005. Nametre has also applied for a trademark on VisControl.

         Nametre Customers

               On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre. The consolidated statements of operations and cash flows of Holometrix and subsidiary exclude any activity of Nametre prior to the date of acquisition.
         For Fiscal 1997, Nametre's total revenues were approximately $2,452,000. During fiscal 1996, which was a nine month year to allow Nametre to change its fiscal year to coincide with the Company's fiscal year, Nametre had total revenues of approximately $1,776,000. For comparison purposes, for the period September 30, 1995 to December 31, 1995, Nametre had total revenues of $783,000. One customer accounted for approximately 17% of Nametre's revenues in fiscal 1997.

         Nametre Backlog

               As of September 30, 1997, Nametre's backlog for products and services totaled approximately $687,000, as compared to approximately $343,000 as of

         September 30, 1996. All backlog at September 30, 1997 is expected to be delivered before September 30, 1998.

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

         Nametre Research and Development

               Nametre expended approximately $195,000, or 8% of sales and $299,000, or 17% of sales in fiscal 1997 and fiscal 1996, respectively, on research and development. Nametre expects that in fiscal 1998 its research and development expenditures will be approximately 7% of sales.

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

         Nametre Employees

               As of September 30, 1997, Nametre had 14 employees, 13 of whom are employed full-time. Most of Nametre's employees are highly skilled and Nametre's continued success will depend, in part, upon its ability to attract and retain such skilled employees. Nametre has never experienced a work stoppage, none of its employees are represented by a labor organization, and Nametre considers its relations with its employees to be good.

         ITEM 2.  DESCRIPTION OF PROPERTY.

         Holometrix

               The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service facilities at 25 Wiggins Avenue in Bedford, Massachusetts. The Company occupies this facility under a lease which expires September 30, 1999. Approximately 30% of this space is sublet to Tytronics Incorporated, majority owner of Holometrix. The Company's rental expense for fiscal 1997 was $69,720, excluding rental income of $41,105 from Tytronics Incorporated.

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

         ITEM 3.  LEGAL PROCEEDINGS

               There are no material pending legal proceedings to which the Company or Nametre is a party or to which any of their properties are subject.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 1997 fiscal year.

                                        PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's Common Stock is no longer quoted in the over-the-counter market. There currently does not exist an active trading market for the Company's securities. The following table sets forth the range of high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau of New Jersey.

         Fiscal Year 1996                               Low       High
         First Quarter Ended December 31, 1995        $0.001    $0.002
         Second Quarter Ended March 31, 1996           0.002     0.005
         Third Quarter Ended June 30, 1996             0.005     0.005
         Fourth Quarter Ended September 30, 1996       0.002     0.005

         Fiscal Year 1997                               Low      High
         First Quarter Ended December 31, 1996        $0.002   $0.002
         Second Quarter Ended March 31, 1997           0.002    0.04
         Third Quarter Ended June 30, 1997             0.005    0.02
         Fourth Quarter Ended September 30, 1997       0.002    0.005

               These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were approximately 480 holders of record of the Company's outstanding capital stock as of September 30, 1997.

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

         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATION.

         SELECTED FINANCIAL DATA:
                                         1997              1996

         STATEMENT OF OPERATIONS DATA

           Net revenues                $4,528,636        $2,200,603
           Net income (loss)            ($211,771)           $4,041
           Net income (loss) per
             Common share                   ($.01)            $0.00
           Weighted average Common
           shares outstanding          22,309,316        16,313,316

         CONSOLIDATED BALANCE SHEET DATA

           Working capital            $   259,198       $   298,315
           Total assets               $ 2,710,505       $ 2,548,723
           Long-term obligations,
            excluding current
            portion                   $   224,674       $   213,539
           Minority Interest          $   103,536       $    66,634
           Stockholders' Equity       $   631,376       $   682,097

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

               On September 30, 1996, the Company acquired a majority of the issued and outstanding capital stock of the National Metal Refining Company ("Nametre"). Nametre, located in Metuchen, NJ, is a product development and manufacturing company that specializes in manufacturing in-line and laboratory viscosity analyzers. Since Nametre was acquired on the last business day of the Company's fiscal year, no revenues or expenses of Nametre are included in the Company's fiscal 1996 statement of operations; however, Nametre's balance sheet is consolidated into that of the Company as of September 30, 1996.

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

               During fiscal 1997, as a result of losses at Holometrix, the balance sheet deteriorated slightly as compared to fiscal 1996. At the end of fiscal 1997, the Company's working capital amounted to $259,198, a decrease of $39,117. Stockholders' equity amounted to $631,376 at September 30, 1997, a decrease of $50,721 from the previous year. This decrease included the exercise of 1,550,000 warrants by Tytronics for an aggregate exercise price of $100,000 through the extinguishment of debt.

               The Company expects that it will continue to explore additional business opportunities through enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or merger with
         related businesses.   However, there can be no guarantee that such
         activities will materialize or result in sustained profitability. In this regard, the Company has proposed to enter into a Reorganization pursuant to which Tytronics and Nametre will be merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., with the result that Holometrix Acquisition Corp. will be the surviving entity. Following the Reorganization, Holometrix Acquisition Corp. will be merged into the Company. See Item 1. Description of Business - Business of Holometrix, Inc.

         Year Ended September 30, 1997 As Compared To Year Ended September 30, 1996.

               Revenues for the 1997 fiscal year totaled $4,528,636 as compared to $2,200,603 in the comparable period of 1996, an increase of $2,328,033. This 106% increase is primarily due to the acquisition of a majority ownership in Nametre at the end of fiscal year 1996. The revenues for Nametre alone totaled $2,451,575 and revenues for Holometrix alone totaled $2,077,061, a 6% decrease over the comparable period of fiscal 1996, due primarily to decreased instrument sales.

               Cost of sales increased by $998,394, or 75%, from $1,338,466 (61% of sales) for fiscal 1996 to $2,336,860 (52% of sales) in the same period of fiscal 1997. This 75% increase is primarily due to the Nametre acquisition. Cost of sales for Holometrix alone totaled $1,391,392, a 4% increase. This increase is primarily due to the higher costs associated with the introduction of the newly developed Lambda instrument.

               Selling, general and administrative expenses increased by $1,250,664, or 187%, from $668,902 (30% of sales) to $1,919,566 (42%
         of sales). The difference was primarily the result of the acquisition of Nametre. Holometrix expenses alone totaled $736,629, an increase of 10%. The Holometrix increase was primarily due to increased legal and audit expenses incurred in connection with the consolidation and reporting of Nametre.

               Research and development increased $211,348, from $153,984 (7% of sales) to $365,332 (8% of sales). The increase was again due to the acquisition of Nametre. Holometrix R&D alone increased $16,396, an increase of 11%. This increase was due to the addition of a development engineer and ongoing development of new instrument products.

               Loss from operations was $93,122 for fiscal 1997, compared with income of $39,251 in fiscal 1996. Holometrix' loss from operations alone was $221,340. Consolidated Net loss was $211,771 for fiscal 1997. Holometrix net loss alone was $270,050 compared with a net income of $4,041 for fiscal 1996. These losses are primarily due to increased manufacturing, selling and administrative costs, partially offset by income derived from the consolidation of Nametre.

               Total Assets at September 30, 1997 increased to $2,710,505 from $2,548,723 on September 30, 1996, an increase of $161,782 or 6%.
         Cash increased by $156,928 primarily as a result of increased borrowing from the Company's bank line of credit and to increased collections activity, resulting in a decrease in accounts receivable of $232,668 for the year. Inventories increased by $182,933 due to manufacturing plans for increased sales volume and the introduction of a new product. Equipment and fixtures increased by $43,337, net of depreciation, due to purchase of additional equipment.

               Total Liabilities at September 30, 1997 increased to $1,975,593 from $1,799,992 on September 30, 1996, an increase of $175,601, or 10%. This increase was primarily due to an increase of $52,015 due to a stockholder and an increase of $233,112 in accounts payable and accrued expenses, and an increase in long-term notes payable to a stockholder of $110,043. This was offset by a decrease of $84,000 in the Company's line of credit debt and a decrease of $98,908 in other long-term obligations and a decrease of $11,033 in current maturities of long-term obligations. Accounts payable increased to $1,266,795 at September 30, 1997 from $1,204,028 on September 30, 1996, an increase of $62,767 primarily due to increase in operational expenditures and sales commissions.

               As of September 30, 1997, the Company had an outstanding order backlog for products and services of approximately $818,000 as compared to a backlog of $676,000 at September 30, 1996. The Company believes the $818,000 backlog will largely be realized in fiscal 1998. The outstanding backlog for Holometrix alone at September 30, 1997, was approximately $131,000, a decrease of $202,000 (66%). This decrease is due primarily to the decrease of revenue from a government contract and a decline in certain instruments sales.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

               Operating cash flows were positive, amounting to $255,663 during fiscal 1997 compared to $136,043 during fiscal 1996. Operating cash flows approximated the sum of net loss plus depreciation and amortization, with decreases in accounts receivable of $232,668 and an increase in accounts payable and other accrued expenses of $233,112 being offset by an increase in inventory of $182,933.

               The Company funded increases in equipment and fixtures of $178,396 and patents of $31,082. In conjunction with the rewriting of the Silicon Valley line of credit to Tytronics, the bank debt was eliminated resulting in an increase of Notes Payable to Stockholder along with the exercise of $100,000 of warrants by Tytronics.

               The net affect of these transactions was an increase in cash of $156,928 providing cash at the end of fiscal 1997 of $184,423. The combination of operating cash flows plus the Company's line of credit should be adequate for immediate needs.

         Acquisition & Debt Conversion

               On September 30, 1996, the Company acquired approximately 61.23% of the outstanding shares of Nametre, a developer of instruments for the measurement of viscous properties of materials, for $225,000 in cash, and $75,000 in notes payable, plus acquisition costs. The purchase also provided for the acquisition by the Company of warrants to purchase an additional 13,334 shares at $3 per share and 10,000 shares at $6 per share. The Company raised the funds to acquire Nametre by issuing 6,000,000 shares of the Company's common stock to Tytronics, at a purchase price of $.05 per share. At the time of this sale of shares, the Company entered into a debt restructuring agreement with Tytronics; in conjunction with that agreement, the Company also issued warrants to Tytronics to purchase one million, one hundred thousand (1,100,000) shares of Common Stock at an exercise price of $0.05 per share and one million (1,000,000) shares of Common Stock at an exercise price of $0.10 per share, expiring February 1, 2006. On September 29, 1997 Tytronics exercised warrants for 1,550,000 shares in exchange for debt of $100,000.

         Notes Payable to Stockholders

               As of December 31, 1995, the Company was in default on the then current $55,000 installment payment due on the original $165,000 term note to Tytronics. However, Tytronics had expressed its agreement not to accelerate payment on this term note. Subsequently, as of September 30, 1996, in connection with additional common stock sold to Tytronics, $65,000 of the note was converted to equity as payment and the note was re-written for $100,000 payable in two installments due in November 1997 and November 1998. As of September 29, 1997, this debt was extinguished with the exercise of the 1,550,000 warrants noted above.

         Notes Payable Line of Credit

               As of June 30, 1997, the Company, in concert with its subsidiary Nametre and its parent company Tytronics obtained new terms from Silicon Valley Bank for a combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company, its subsidiary Nametre and Tytronics. This new line was in effect on July 24, 1997. Advances under this line through September 1, 1997, can not exceed the lesser of 70% of the Company's eligible accounts receivable, as defined, or the consolidated Tangible Net Worth, as defined, plus the minority interest. Thereafter, borrowings can not exceed the lesser of 70% of the Company's eligible accounts receivable, as defined, or 110% of the consolidated Tangible Net Worth, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of September 30, 1997, the Company was in compliance with all covenants and ratios of the new line of credit.

               In the second half of fiscal 1996 the Company introduced a new instrument product line, namely the Lambda 2000 Series. The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1998. As indicated, the Company has proposed to enter into a Reorganization pursuant to which Tytronics and Nametre will be merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., with the result that Holometrix Acquisition Corp. will be the surviving entity. Following the Reorganization, Holometrix Acquisition Corp. will be merged into the Company. Management believes that the Reorganization will result in increased operating capital for the Company and more stable Company operations since Tytronics and Nametre have a recent history of profitable operations. See Item 1. Description of Business - Business of Holometrix, Inc. However, there can be no guarantees that adequate operating funds will be generated as a result of the Reorganization or through revenue increases, or that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.

         New Accounting Pronouncements

               Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", issued by the Financial Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The effect of adopting SFAS 128 is not expected to be material. The Company is required to adopt the disclosure requirements of SFAS 128 during the year ending September 30, 1998.

               In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

               Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

               SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


         ITEM 7.     FINANCIAL STATEMENTS.

               The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through F-26. The financial statements filed in this Item 7 are as follows:

         Item                                                        Page

         Reports of Independent Certified Public Accountants         F-1

         Consolidated Balance Sheets - September 30, 1997 and 1996   F-3

         Consolidated Statements of Operations for the years ended
         September 30, 1997 and 1996                                 F-5

         Consolidated Statements of Stockholders' Equity for
         the years ended September 30, 1997 and 1996                 F-6

         Consolidated Statements of Cash Flows for the years ended   F-7
         September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                  F-8


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                        PART III

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               The following is a list of the directors and executive officers of the Company as of December 15, 1997:

         Name                       Age  Position

         John E. Wolfe              59   President and Director
         John A. Hanna, Jr.         56   Treasurer & Chief Financial Officer
         Richard Mannello           40   Vice President & General Manager
         Joseph J. Caruso           54   Director
         Joaquim S. S. Ribeiro      61   Director
         Salvatore J. Vinciguerra   59   Director

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

               Mr. Hanna joined the Company as Chief Financial Officer in August, 1997. He was elected Treasurer in December 1997.
         Previously, Mr. Hanna was Chief Financial Officer for the Danis Group from 1996 to 1997. Prior to 1996, Mr. Hanna was Treasurer of Alpha Industries, Inc. from 1978 to 1996. Mr. Hanna holds a B.S. in Electrical Engineering from Tufts University, an M.ENG. in Electrical Engineering from Yale University, and an MBA in Finance from Boston University.

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

               All requirements for officers and directors of the Company to file Section 16(a) reports have been met for the fiscal year ended September 30, 1997. The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.

         DIRECTORS' COMPENSATION

               The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $2,000.00 per year in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock; no such options were granted during fiscal year 1997. During the fiscal year ended September 30, 1995, each of Joaquim S.S. Ribeiro and Salvatore J. Vinciguerra were granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.03 per share. Such options vest over a period of four years and are exercisable for five years from the date of grant.


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

         ITEM 10.  EXECUTIVE COMPENSATION.

               The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995, of those persons who were (i) the Company's Chief Executive Officer during the fiscal year ended September 30, 1997, and (ii) other executive officers of the Company as of September 30, 1997, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 1997.


                                      Executive Compensation
            Name and                        Other     Restr-  Securities   Other
            Principal  Year  Salary  BONUS  Compen-   icted   Underlying   Compensa-
            Position                        sation    Stock   All          tion
                                ($)    ($)  ($)<F1>   Award   Options/SARs   ($)
                                                       ($)      (#)

            John E.    1997   36,000   0       0       n/a         n/a       n/a
            Wolfe
            President,
            CEO and
            Treasurer

            Richard     1997 111,478   500     0       n/a      300,000<F2>  n/a
            Mannello
            Vice Pres-
            ident and
            General
            Manager

            John E.    1996  52,200    0      0        n/a                   n/a
            Wolfe
            President,
            CEO and
            Treasurer

            John E.    1995  33,333    0      0        n/a     200,000<F2>   n/a
            Wolfe
            President,
            CEO and
            Treasurer

            Joseph J.   1995     0      0     36,000   n/a       n/a         n/a
            Caruso
            Acting
            President
            and CEO


         <F1> Includes consulting fees paid and accrued to Bantam.  Mr. Caruso is President of Bantam.

         <F2> Represents the grant of options to purchase shares of the
         Company's common stock which vest over a period of four years from the date of grant.

                           Option Grants In Last Fiscal Year

                                 Number of    Percent of
                                 Securities   Total
                           Underlying   Options/         Exercise
                           Options/     SARs Granted     Or Base
                           SARs         To Employees     Price     Expiration
                           Granted (#)  in Fiscal Yr.    ($/Share)   Date

         John E. Wolfe          0

         Richard Mannello   200,000        42.5%           $.05      11/7/2001


               The following table sets forth information concerning option exercises during fiscal 1997 and the value of unexercised options as of September 30, 1997. No options were exercised during fiscal year 1997 by any of the Named Officers in the compensation table.


         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
         Option Values

                                               # of Unexercised     $ Value of
                                               Options              Unexercised
                        # Shares    $          at Sept. 30,         Options at Sept.
            Name        Acquired    Value      1997                 30, 1997
                        on          Realized   (Exercisable/        (Exercisable/
                        Exercise               Unexercisable)       Unexercisable)<F1>

            John E.         0       $0         200,000/200,000         $0
            Wolfe

            Joseph J.       0       $0           0                     $0
            Caruso

            Richard         0       $0         300,000/300,000         $0
            Mannello

          <F1>
          Value is based on the difference between option exercise price and the fair market value at fiscal 1997 year end, multiplied by the number of shares underlying the option.

         CONSULTING AGREEMENT

               The Company and Bantam are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $1,500 per month during fiscal 1997. Mr. Caruso, a director of the Company, is also president of Bantam.

         1991 STOCK PLAN

               On March 26, 1991, the Board of Directors adopted the 1991 Stock Plan (the "1991 Plan"), which was approved by the stockholders on March 25, 1992. The purpose of the 1991 Plan is to provide incentives to officers, directors, employees and consultants of the Company. Under the 1991 Plan, officers and employees of the Company may be granted "incentive stock options" ("ISO" or "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "NonQualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases"). Options, Awards and Purchases are referred to as "Stock Rights".

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

               ISOs under the 1991 Plan may be granted to any employee of the Company. As of September 30, 1997, the Company had 22 employees. Only those officers and directors of the Company who are employees may be granted ISOs under the 1991 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) exceed $100,000. Otherwise, there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

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

               Options to purchase an aggregate of 470,000 shares of Common Stock at an exercise price of $.05 per share were granted during fiscal 1997 to various employees of the Company of which 200,000 shares were granted to Richard Mannello, Vice President and General Manager of the Company. No other options or rights were granted under the 1991 Plan during the 1997 fiscal year. No options were canceled during fiscal 1997. As of September 30, 1997, options to purchase 1,094,000 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and no options granted under the 1991 Plan had been exercised.


         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.

               The following table sets forth as of November 1, 1997, to the knowledge of the Company, the ownership of the Company's 23,861,878 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.

         Name and Address              Number of Shares        Percentage
         of Beneficial Owner           Beneficially Owned      of Class1

         Tytronics Incorporated2          17,060,244             69.9%
         25 Wiggins Avenue
         Bedford, MA 01730-2323

         Bantam Group, Inc.3              1,435,000              6.0%
         50 Bay Colony Drive
         Westwood, MA 02090

         John E. Wolfe                    200,0004                *

         Richard Mannello                 300,0004                *

         Joaquim S. S. Ribeiro            150,0004                *

         Salvatore J. Vinciguerra         150,0004                *

         All Officers and Directors       2,235,000              9.4%
         as a group (6 persons)

               *Less than 1%
         ______________________________

         1     Pursuant to the rules of the Securities and Exchange
         Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of this statement pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

         2     Includes warrants exercisable by Tytronics Incorporated to purchase 550,000 shares of the Company's Common Stock at an exercise price of $.10 per share. Joseph J. Caruso and John E. Wolfe, Directors of the Company are also Directors of Tytronics
         Incorporated.

         3     Joseph J. Caruso, a Director of the Company, is also President of Bantam Group, Inc., and has sole voting and investment power with respect to the 1,435,000 shares of Common Stock owned by Bantam Group, Inc.

         4     Issuable upon the exercise of currently outstanding stock
         options.


         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The Company and Bantam are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month through January 1995, $2,000 per month through October 1, 1995 and has been paid $1,500 per month thereafter. Mr. Caruso, a Director of the Company, is president of Bantam.

               As of September 30, 1997, the Company held notes payable to Tytronics totaling $282,056, of which $72,014 was a current liability, and $210,042 was a long-term liability on the Company's balance sheet at September 30, 1997.

               Effective September 30, 1996, the Company acquired One Hundred Twenty Thousand (120,000) shares (the "Shares") of common stock, $0.013 par value, of National Metal Refining Company ("Nametre") for cash of $225,000, notes payable of $75,000, and acquisition costs. The Company raised the funds to acquire the Shares from Nametre by issuing Six Million (6,000,000) shares of the Company's common stock, $0.01 par value, to Tytronics at a purchase price of Five Cents ($0.05) per share. Joseph J. Caruso, a director of the Company, is also a director of Nametre. Messrs. Caruso, Stewart and Wolfe, directors of the Company, are also directors of Tytronics. In addition, Mr. Caruso is the president of Bantam, which is a stockholder of the Company and Nametre and has entered into consulting agreements with Nametre and the Company.

               The Company and Tytronics share operating facilities at 25 Wiggins Avenue, Bedford, Massachusetts. The Company and Tytronics allocate rental expense associated with the facility based on the square footage occupied by each company. This arrangement currently results in the payment by Tytronics to the Company of approximately $3400 per month for the occupancy by Tytronics of a portion of the Company's leased facilities. The Company and Tytronics also share other operating and administrative costs based on estimated usage. During the fiscal years ended September 30, 1997, and 1996, this informal agreement resulted in the payment of approximately $86,000 and $80,000, respectively, by the Company to Tytronics for such operating and administrative costs.

               During the fiscal year ended September 30, 1997, the Company and Tytronics were also parties to various informal working capital agreements pursuant to which Tytronics provided working capital financing to the Company on a short-term basis. These advances are payable on demand with 10% interest. As of fiscal year end, September 30, 1997, $51,576 was due to Tytronics by the Company under these arrangements. During fiscal year 1997 and 1996, the Company borrowed an aggregate of $235,412 and $130,000, including interest, from Tytronics under these arrangements. During fiscal year 1996, the Company restructured its existing debt to Tytronics by extending the due date for an aggregate of $155,000 of existing debt in exchange for the issuance of warrants to Tytronics to purchase 1,000,000 and 1,100,000 shares of the Company's common stock at warrant exercise prices of $.10 and $.05 per share, respectively. On September 29, 1997 Tytronics exercised warrants for 1,550,000 shares of the Company's Common Stock in exchange for debt of $100,000.


                                        PART IV

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

         10.16 Agreement for Purchase and Sale of Assets by and between Holometrix, Inc. and Azimuth Corporation (formerly Precept Corporation) (filed as exhibit 10.15 to Form 1O-K dated December 27, 1991 and incorporated by reference).

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

         10.36 Third Amendment of Lease between Opta Food Ingredients, Inc. and Holometrix, dated September 30, 1996 (filed as exhibit 10.36 to Form 10-KSB dated December 29, 1996, and incorporated herein by reference).

         10.37 Unconditional Guaranty dated July 24, 1997 issued by the Company to Silicon Valley Bank (filed herewith).

         27  Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the Company's fiscal quarter ended September 30, 1997.

                                       SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

         HOLOMETRIX, INC.


         By:/s/JOHN E. WOLFE                       Date:  December 19, 1997
            John E. Wolfe, President,
            Chief Executive Officer
            (principal executive officer)



         By:/s/JOHN A. HANNA, JR.                  Date:  December 19, 1997
            John A. Hanna, Jr.,
            Treasurer and Chief
            Financial Officer
            (principal financial
            and accounting officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                        Capacity             Date



         /s/JOSEPH J. CARUSO              Director       December 19, 1997
         Joseph J. Caruso


         /s/JOAQUIM S.S. RIBEIRO          Director       December 29, 1997
         Joaquim S.S. Ribeiro


         /s/SALVATORE J. VINCIGUERRA      Director       December 20, 1997
         Salvatore J. Vinciguerra


         /s/JOHN E. WOLFE                 Director       December 19, 1997
         John E. Wolfe








                                         - 32 -





                                     Holometrix, Inc. and
                                               Subsidiary









                        Consolidated Financial Statements
                              September 30, 1997 and 1996



                           Holometrix, Inc. and Subsidiary


                                                  Contents






Reports of independent certified accountants    F-1 to F-2


Consolidated financial statements:

  Consolidated balance sheets                   F-3 to F-4

  Consolidated statements of operations                F-5

  Consolidated statements of stockholders' equity      F-6

  Consolidated statements of cash flows                F-7

  Notes to consolidated financial statements   F-8 to F-25






Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Holometrix, Inc.
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Holometrix, Inc. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of National Metal Refining Company, Inc. ("Nametre"), which statements reflect total assets of $1,245,027 as of September 30, 1997 and total revenues of $2,451,575 for the year ended September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1997 amounts included for such subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holometrix, Inc. and subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ BDO Seidman, LLP

                                   BDO Seidman, LLP

Boston, Massachusetts
November 26, 1997


                          Holometrix, Inc. and Subsidiary


                              Consolidated Balance Sheets




September 30,                                         1997       1996


Assets (Notes G and H)

Current:
 Cash and cash equivalents                    $   184 423 $    27 495
 Accounts receivable, less allowance for doubtful
  accounts of $35,000 in 1997 and 1996            929 480   1 162 148
 Inventories (Note D)                             845 256     662 323
 Other current assets                              50 958      32 802
 --------------------------------------------------------------------

    Total current assets                         2 010 117  1 884 768

Equipment and fixtures, net (Note E)               394 993    351 656

Other assets, net (Note F)                         305 395    312 299
---------------------------------------------------------------------

    Total assets                                $2 710 505 $2 548 723


        See accompanying notes to consolidated financial statements.


                          Holometrix, Inc. and Subsidiary


                              Consolidated Balance Sheets
                                              (Continued)



September 30,                                   1997       1996


Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable - stockholder (Note G)     $    72 015 $   20 000
 Notes payable - line of credit (Note G)            -     84 000
 Accounts payable                           1 266 795  1 204 028
 Accrued payroll and related expenses         107 850     37 086
 Accrued expenses - other                     158 716     59 135
 Due to stockholder (Note M)                   51 576     77 204
 Current maturities of long-term obligations
   (Note H)                                    93 967    105 000

----------------------------------------------------------------

Total current liabilities                   1 750 919  1 586 453

Long-term obligations:
 Notes payable - stockholder, less current
  maturities (Note G)                         210 043    100 000
  Long-term obligations, less current
   maturities (Note H)                         14 631    113 539

Minority interest in consolidated subsidiary
 (Note B)                                     103 536     66 634

Commitments and contingencies
 (Notes C, G, H, J, K and M)

Stockholders' equity (Notes B and K):
 Common stock, $.01 par value, 30,000,000
  shares authorized; issued 28,098,157 in 1997
  and 26,533,157 in 1996; outstanding
  23,861,878 in 1997 and 22,296,878 in 1996   280 982    265 332
 Additional paid-in capital                 2 544 409  2 459 009
 Accumulated deficit                       (2 090 015)(1 878 244)

----------------------------------------------------------------
                                              735 376    846 097

  Less:  Treasury stock, at cost             (104 000)  (104 000)


         Subscriptions receivable                   -    (60 000)
----------------------------------------------------------------
         Total stockholders' equity           631 376    682 097
----------------------------------------------------------------
        Total  liabilities and
          stockholders' equity            $2 710  505 $2 548 723

        See accompanying notes to consolidated financial statements.


                          Holometrix, Inc. and Subsidiary


                    Consolidated Statements of Operations




September 30,                                     1997       1996
-----------------------------------------------------------------

Net revenues (Note L)                       $4 528 636 $2 200 603

Cost of revenues                             2 336 860  1 338 466
-----------------------------------------------------------------

  Gross profit                               2 191 776    862 137
-----------------------------------------------------------------

Selling, general and administrative expenses 1 919 566    668 902

Research and development expenses              365 332    153 984
-----------------------------------------------------------------

  Total operating expenses                   2 284 898    822 886
-----------------------------------------------------------------

Income (loss) from operations                 (93 122)     39 251

Interest expense                                56 747     35 210
-----------------------------------------------------------------

Income (loss) before taxes on income
 and minority interest                       (149 869)      4 041

Taxes on income (Note I)                        25 000          -


Income (loss) before minority interest       (174 869)      4 041

Minority interest in net income of subsidiary   36 902          -
-----------------------------------------------------------------

Net income (loss)                         $  (211 771)  $   4 041
-----------------------------------------------------------------

Net  income  (loss)  per common  share    $     (0.01)  $    0.00
-----------------------------------------------------------------

Weighted average number of common and
 common equivalent shares used in calculation
 of income (loss) per common share
 (Note C)                                  22 309 316  16 313 316


        See accompanying notes to consolidated financial statements.

                                                      Holometrix, Inc. and Subsidiary


                                      Consolidated Statements of Stockholders' Equity




                      Preferred
                          Stock
                         Series B       Common Stock       Additional                                                   Total
For the years ended  Par Value $.01   Par Value $.01       Paid-in   Accumulated      Treasury Stock     Subscriptions Stockholders'
September 30, 1997   Shares   Amount   Shares    Amount    Capital     Deficit        Shares      Amount  Receivable   Equity
and 1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1995        -  $     -  20 533 157 $205 332  $2 219 009  $(1 882 285)  4 236 279  $(104 000)  $     -    $ 438 056

Common shares issued
(Note B)                  -        -   6 000 000   60 000     240 000            -           -          -   (60 000)     240 000

Net income for year       -        -           -        -           -        4 041           -          -         -        4 041
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1996        -        -  26 533 157  265 332   2 459 009   (1 878 244)  4  236 279  (104 000)  (60 000)     682 097

Payments received on
 subscriptions receivable -        -           -        -           -            -            -         -    60 000       60 000

Common shares issued
 (Notes B and G)          -        -   1 550 000   15 500      84 500            -            -         -         -      100 000

Issuance of common stock
 to employees                             15 000      150         900            -            -         -         -        1 050

Net loss for year         -        -           -        -           -     (211 771)           -         -         -     (211 771)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1997        -  $     -  28 098 157 $280 982  $2 544 409  $(2 090 015)   4 236 279 $(104 000)  $     -    $ 631 376


                                  See accompanying notes to consolidated financial statements.


                           Holometrix, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows
                                                  (Note N)



Years ended September 30,                          1997          1996


Cash flows from operating activities:
 Net income (loss)                            $(211 771)  $     4 041
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization                164 791       125 125
   Issuance of common stock to employees          1 050             -
   Minority interest                             36 902             -
   Changes in operating assets and liabilities,
   net of effects of acquisition in 1996:
     Accounts receivable                        232 668      (335 934)
     Inventories                               (182 933)       16 921
     Other current assets                       (18 156)       10 970
     Accounts payable                            62 767       328 019
     Accrued expenses                           170 345       (13 099)
------------------------------------------------------------------------


Net cash provided by operating activities       255 663       136 043

------------------------------------------------------------------------

Cash flows from investing activities:
 Equipment and fixtures additions              (178 396)      (80 468)
 Purchase of Nametre, net of cash acquired            -      (266 514)
 Increase in other assets                       (22 828)      (17 956)
-------------------------------------------------------------------------


    Net cash used for investing activities     (201 224)     (364 938)

-------------------------------------------------------------------------

Cash flows from financing activities:
 Due to stockholder, net                        (25 628)       86 350
 Borrowings - stockholder & others              262 058             -
 Proceeds from subscriptions receivable          60 000             -
 Proceeds from issuance of common stock               -       175 000
 Net repayments on line of credit               (84 000)      (41 000)
 Repayments on long-term obligations           (109 941)       (4 667)
-------------------------------------------------------------------------


   Net cash provided by financing activities    102 489       215 683

-------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                              156 928       (13 212)

Cash and cash equivalents, beginning of year     27 495        40 707
-------------------------------------------------------------------------

Cash and cash equivalents, end of year        $ 184 423    $   27 495

         See accompanying notes to consolidated financial statements.



                           Holometrix, Inc. and Subsidiary


                Notes to Consolidated Financial Statements






A. Business Organization

    Holometrix, Inc. ("Holometrix"), a Delaware corporation incorporated on October 23, 1985, is a product development, manufacturing, and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the thermophysical properties of a wide variety of materials. Holometrix's Instruments Division currently designs, manufactures, and distributes five product lines containing a total of sixteen instrument models which measure thermophysical properties for research and quality control applications. Holometrix's Testing Services Division provides contract test and engineering services to evaluate various temperature-related performance factors of virtually any material. The Testing Services Division also performs mechanical and physical properties testing. Holometrix is located in Bedford, MA.

    In 1996, Holometrix purchased a majority of the issued and outstanding capital stock of National Metal Refining Company, Inc. ("Nametre" or "Subsidiary"). Nametre is a product development and manufacturing company that specializes in manufacturing in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity and viscoelasticity of a wide range of materials that are sold to the polymer manufacturing, petrochemical, food, paints and coatings, and pulp and paper markets. Nametre is located in Metuchen, NJ.


B. Acquisition

         On September 30, 1996, Holometrix acquired approximately 61.23% of the outstanding shares of National Metal Refining Company, Inc., a developer of instruments for the measurement of viscous properties of materials, for $225,000 in cash and $75,000 in notes payable, plus acquisition costs. The acquisition has been accounted for under the purchase method of accounting, resulting in the cost of the acquisition being allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in goodwill of approximately $245,000 which is being amortized over 15 years. The purchase also provided for the acquisition by Holometrix of warrants to purchase an additional 13,334 shares at $3 per share and 10,000 shares at $6 per share. Holometrix raised the funds to acquire Nametre by issuing 6,000,000 shares of its' common stock to Tytronics, Incorporated ("Tytronics"), at a purchase price of $.05 per share. At the time of this

B. Acquisition (Continued)

   sale of shares, Holometrix entered into a debt restructuring agreement with Tytronics. In conjunction with that agreement, Holometrix also issued warrants to Tytronics to purchase one million, one hundred thousand (1,100,000) shares of Common Stock at an exercise price of $0.05 per share and one million (1,000,000) shares of Common Stock at an exercise price of $0.10 per share, expiring February 1, 2006. Joseph J. Caruso, a director of Holometrix, is also a director of Nametre. In addition, Mr. Caruso is the president of Bantam Group, Inc., which is a stockholder of Holometrix and Nametre and has entered into consulting agreements with Holometrix and Nametre. The purchase did not have a material effect on the Consolidated Statement of Operation for the year ended September 30, 1996. During 1997, Tytronics exercised 1,100,000 shares at $.05 per share and 450,000 shares at $.10 per share.

    The unaudited pro forma consolidated results of Holometrix and Nametre for the year ended September 30, 1996, assuming that the acquisition had occurred at October 1, 1995, and after giving effect to certain pro forma adjustments, is as follows:

   September 30,                                      1996

                                                (Unaudited)

   Revenue                                      $4 803 389
   Net loss                                     $  (27 010)
   Net loss per share                           $    (0.00)


C. Summary of
   Significant
   Accounting
   Policies

   Basis of Presentation

   The consolidated financial statements include the accounts of Holometrix and Nametre, its majority-owned subsidiary (the "Company"). All intercompany accounts and transactions have been eliminated. As discussed in Note B, Holometrix acquired a majority interest in Nametre at September 30, 1996. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the year ended September 30, 1996, exclude any activity of Nametre prior to the date of acquisition.

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

    Concentration of credit risk consists principally of trade receivables. This risk is limited due to the large number of customers comprising the Company's customer bases, and their dispersion across different businesses and geographic regions. Ongoing credit reviews of customers' financial condition are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

C. Summary of
   Significant
   Accounting
   Policies
   (Continued)

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

   Other Assets

         Other assets include goodwill, a licensing agreement, patent costs, and various deposits for office equipment and utilities. Costs related to the licensing agreement are amortized using the straight-line method over the life of the agreement. Patent costs are amortized over 8 years.

   Revenue Recognition

        Revenue for instruments sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are performed.

   Research and Development

   Research and development costs are charged to expense as incurred.


   Income taxes

         The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates.

C. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   Net Income (Loss) Per Share

    Net income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common shares issuable upon exercise of outstanding warrants and options, when dilutive, are included in the computation of shares outstanding.

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

   Financial Instruments

   The estimated fair value of the Company's financial instruments, which include accounts receivable, accounts payable, notes payable, and long-term debt, approximate their carrying value.

   New Accounting Standards

    Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

    Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share.

C. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   New Accounting
   Standards (Continued)

   The effect of adopting Statement of Financial Accounting
   Standards No. 128 is not expected to be material. The Company is required to adopt the disclosure requirements of SFAS No. 128 during the year ended September 30, 1998.

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

C. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   New Accounting
   Standards (Continued)
                    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.
                    Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


D. Inventories      As of September 30, inventories
                    consist of the following:

                                                   1997        1996


                    Raw materials              $494 926    $401 779
                    Work in process             122 992     109 893
                    Finished goods              227 338     150 651
                    -----------------------------------------------

                    Total                      $845 256    $662 323



E. Equipment and Fixtures

                    As of September 30, equipment and fixtures consist of the following:

                                                   1997        1996


                    Furniture and fixtures  $    80 123 $    80 795
                    Leasehold improvements       73 771      70 471
                    Computer equipment          238 693     212 580
                    Laboratory and shop
                     equipment                  462 924     313 934
                    Demo equipment              265 918     265 253
                    Guarded hot box facility    250 061     250 061
                    -----------------------------------------------

                                              1 371 490   1 193 094
                    Less accumulated
                     depreciation
                     and amortization           976 497     841 438
                    -----------------------------------------------

                    Net                     $   394 993 $   351 656


F.  Other Assets    As of September 30, other assets
                    consist of the following:

                                                   1997        1996


                    Goodwill                   $244 788    $244 788
                    Licensing agreement          35 450      35 450
                    Patents                     113 561      82 479
                    Deposits                     13 669      21 923
                    -----------------------------------------------

                                                407 468     384 640

                    Less accumulated amortization102 073     72 341
                    -----------------------------------------------

                    Net                        $305 395    $312 299



G. Notes Payable -
   Stockholder and
   Line of Credit
                    As of September 30, Notes payable -
                    stockholder and line of credit consist of the
                    following:
                                                     1997        1996


                    Notes payable - stockholder:
                     10.5% term loan               $282 058   $       -
                     10% term subordinated note           -     100 000
                     10% demand subordinated note         -      20 000
                     Less current maturities        (72 015)    (20 000)
                     ---------------------------------------------------

                    Long-term portion              $210 043    $100 000
                    ----------------------------------------------------

                    Notes payable -
                      line of credit               $      -    $ 84 000


G. Notes Payable -
   Stockholder and
   Line of Credit (Continued)
                    During 1997, the Company renegotiated its working capital line of credit. Under the new terms, the Company and its majority stockholder, Tytronics, as a consolidated group (the "Group") entered into a $1,000,000 working capital line of credit and a $500,000 term loan agreement (the "Financing"). The Financing is secured by substantially all assets of the Group and is guaranteed by Holometrix, Tytronics, and Nametre. Advances are contingent upon maintaining certain covenants relative to profitability, liquidity, and tangible net worth. Advances under the line of credit after September 1, 1997 are limited to 70% of the Group's eligible accounts receivable, as defined, or 110% of the Group's consolidated tangible net worth, as defined. Borrowings are payable on demand, and bear interest at the bank's prime rate plus 2% (10.5% at September 30, 1997). The line of credit expires in July 1998. The term loan is due in July 2001, payable in monthly installments of $10,417 plus interest at the bank's prime rate plus 1.25% (9.75% at September 30, 1997). Advances under the term loan were made to Tytronics. Total borrowings of Tytronics outstanding under the Financing at September 30, 1997 amounted to $607,387 of which $107,387 is current.

                    In connection with the above bank financing, Tytronics advanced to the Company certain funds under an informal agreement. At September 30, 1997, $282,058 is payable to Tytronics under the agreement. The Company has recorded $72,015 as a current liability based on its informal agreement with Tytronics.

                    During 1996, in support of the Nametre
                    acquisition, and in connection with additional investments by Tytronics of $300,000 in the Company, Tytronics applied $65,000 of debt to the purchase of common stock and rewrote the remaining $100,000 as long term debt, with payments of $50,000 due November 23, 1997, and $50,000 due November 23, 1998. During 1997,
                    Tytronics applied the remaining $100,000 of this debt to the purchase of common stock.

H. Long-Term Obligations
                    As of September 30, long-term obligations consist of the following:

                                                   1997        1996


                    10% term note payable -
                      collateralized            $ 50 000     $ 155 000
                    6% term note payable -
                      unsecured                   19 631        24 572
                    Note payable - other          38 967        38 967
                    Less current maturities      (93 967)     (105 000)
                    ---------------------------------------------------

                    Long-term portion          $  14 631     $ 113 539


                    The note payable - collateralized consists of a 10% note payable to the estate of the former owner of Nametre. Payments are due quarterly and include principal and interest. The note is collateralized by substantially all of the assets of Nametre.

                    In fiscal 1992, the Company issued a $50,000
                    Unsecured Promissory Note to a founder of the Company. Terms of the note required principal repayment of $25,000 plus accrued interest at 6% on April 1, 1993 and April 1, 1994. In August, 1994, the note was renegotiated, with the outstanding debt at $44,000. The new agreement calls for 68 monthly payments of $500 each, including interest at 6%, forgives $5,000 principal immediately, and forgives an additional $5,000 at the end of the payment schedule if all payments are made on time. At September 30, 1997, the outstanding balance was $19,631, of which $14,631 is classified as a long-term liability, and $5,000 is classified as a current liability.

H. Long-Term
   Obligations (Continued)
                    As of September 30, 1997, the aggregate annual payments on long-term obligations are as follows:

                    1998                                  $  93 967
                    1999                                      5 592
                    2000                                      4 039
                   -------------------------------------------------

                    Total scheduled payments                103 598

                    Due fiscal 2000 if payments are late      5 000
                   -------------------------------------------------

                    Total                                  $108 598



I. Taxes on Income  Years ended September 30,   1997       1996


                     Current:

                       Federal               $16 200    $     -
                       State                   8 800          -
                     ---------------------------------------------

                                              25 000          -
                     ---------------------------------------------

                     Deferred:

                       Federal                     -           -
                     ---------------------------------------------

                                             $25 000     $     -


                    The Company has net operating loss carryforwards available for financial reporting and federal income tax purposes of approximately $1,780,000 expiring through 2012. Because of prior years transactions with Tytronics and the resulting "change in ownership," the future use of the carryforward that existed at the time of the change is restricted.

I. Taxes on Income (Continued)
                     Deferred taxes consist of the following:

         September 30,                             1997        1996


         Deferred tax assets:
           Net operating loss carryforwards   $ 721 000   $ 592 000
           Account receivable reserve            14 000      14 000
           Other temporary differences           29 000      24 000
           Valuation allowance                 (724 000)   (630 000)

         ------------------------------------------------------------
                                                 40 000           -


         Deferred tax liability:
           Basis difference of property and
             equipment                           40 000           -
         ------------------------------------------------------------

         Net deferred tax asset            $          -   $       -


                     The Company has provided a valuation allowance
                    equal to 100% of the net deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

                     A reconciliation of the federal statutory income
                    tax rate and the effective tax rate as a percentage of income (loss) before taxes on income and minority interest for the years ended September 30 is as follows:

                                                   1997       1996


                    Statutory rate                (34.0)%       34.0%
                    Utilization of federal net
                     operating loss carryforwards     -        (34.0)
                    Operating loss generating no
                     current tax benefit           34.0            -
                    Federal and state taxes of
                     subsidiary not consolidated
                     for tax purposes              17.0            -


                    Effective tax rate             17.0%           -%


J.  Operating Leases

                    Holometrix conducts its
                    operations from leased facilities consisting of office and production space cancelable upon 90 days written notice by either party. Nametre conducts it operations from leased facilities consisting of office and production space. Nametre occupies this facility on a month-to-month basis under an operating lease. The Company's total rent expense in fiscal years 1997 and 1996 was approximately $99,000 and $65,000, respectively, net of rental income from Tytronics. Rental income from Tytronics in those same years was approximately $41,000 and $31,000, respectively.


K.  Stock Options

                    In March 1991, the stockholders
                    approved the 1991 Stock Plan (the "1991 Plan"). Under this plan, awards of, and options to purchase, an aggregate of 3,000,000 shares may be issued to directors, officers, employees, and consultants of the Company. The exercise price of incentive stock options (ISOs) granted under the 1991 Plan may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price per share of non-qualified options under the 1991 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant. On April 20, 1995, the Company issued to Mr. John E. Wolfe, an officer of the Company, an ISO under the 1991 Plan to purchase 200,000 shares of common stock at $.03 per common share exercisable to April 20, 2000. During 1996, options for 100,000 shares were issued to Mr. Richard Mannello, who was not then an officer. During 1997, Mr. Mannello was named an officer of the Company, and options for an additional 200,000 shares were issued to Mr. Mannello.

K. Stock Options (Continued)

                    During fiscal year 1996, options to purchase
                    3,000 shares from the 1991 Plan were cancelled and returned to its respective Plan.

                     A summary of stock option activity under the
                    Plans is as follows:

                            1991 Plan                   Non-Qualified

                            Weighted-                    Weighted-
                            Average                      Average
                            Exercise                     Exercise
                        Shares       Price          Shares     Price


    Outstanding at
    September 30, 1995  527 000       $0.03         209 000     $0.05
      Granted           100 000        0.03               -         -
      Exercised               -           -               -         -
      Canceled           (3 000)       0.02               -         -
    ---------------------------------------------------------------------

    Outstanding at
    September 30, 1996  624 000        0.03         209 000      0.05
      Granted           470 000         .05               -         -
      Exercised               -           -               -         -
      Canceled                -           -        (209 000)      .05
   -----------------------------------------------------------------------

    Outstanding at
    September 30,
    1997              1 094 000       $0.04               -   $     -


K. Stock Options(Continued)

                    The following tables summarize
                    information about stock options outstanding at September 30, 1997:


                                       Options Outstanding
                                       -------------------
                                              Weighted-
                                              Average      Weighted-
            Range of            Number        Remaining    Average
            Exercise        Outstanding at    Contractual  Exercise
            Prices        September 30, 1997  Life (years) Price
            -----------------------------------------------------------

                $.05            470 000            9.3        $.05
                 .03            600 000            5.1         .03
                 .02             24 000            3.5         .02

           ----------------------------------------------------------------
            $.02 - $.05       1 094 000            6.8       $.04




                                       Options Exercisable
                                       -------------------
                                              Weighted-
                                              Average      Weighted-
            Range of            Number        Remaining    Average
            Exercise         Exercisable at   Contractual  Exercise
            Prices         September 30, 1997 Life (years)   Price
           --------------------------------------------------------------

                $.05            90 000            9.3        $.05
                 .03           540 000            4.8         .03
                 .02            24 000            3.5         .02
           ---------------------------------------------------------------

            $.02 - $.05        654 000            6.2        $.03



K. Stock Options (Continued)
                     The Company accounts for its stock-based
                    compensation plan using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

              Years ended September 30,              1997       1996


              Net income (loss)  As reported    $(211 771)    $4 041
                                 Pro forma      $(217 271)    $2 841

              Earnings (loss)    As reported    $    (.01)    $  .00
              per share          Pro forma      $    (.01)    $  .00

                     In determining the pro forma amounts above, the
                    Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0% for both years and expected volatility of 46.5% for both years, risk-free rates ranging from 6.07% to 6.92% for 1997 and 6.14% to 6.33% for 1996, and expected lives of 10 years for 1997 and 1996. The weighted average fair value of options granted in fiscal 1997 and 1996 was $22,500 and $5,000, respectively.

   Reserved Common Stock

                     In connection with the stock option plans and
                    outstanding warrants (see Note B), the Company has reserved 5,050,000 shares of Common Stock as of September 30, 1997.


L.                  Export SalesExport sales for the years ended
                    September 30 are as follows:

                                                   1997     1996


                    Europe                           10 %      9  %
                    Asia                             12 %      2  %
                    Other                             9 %     18  %


                                                     31 %     29  %



M. Related Party
   Transactions
   (see Notes B, G, H, J and K)

                    The Company shares space in its operating facility with Tytronics which is a 69.2% shareholder of the total outstanding shares of the Company. The companies allocate rent expense based on the square footage each occupies. On this basis, rental payments from Tytronics amounted to $41,105 in fiscal 1997 and $30,801 in fiscal 1996. The companies also share other operating and administrative costs based on estimated usage. During the fiscal years ended September 30, 1997 and 1996, this informal agreement resulted in the payments of approximately $86,000 and $80,000, respectively, by the Company to Tytronics for such operating and administrative costs. At September 30, 1997 and 1996, the Company had net amounts due to Tytronics of $51,576 and $77,204, respectively.

                        Holometrix and Bantam Group, Inc. ("Bantam"),
                    a business advisory organization, are parties to a consulting agreement which provides for payment of a consulting fee of $1,500 per month and continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was issued in December, 1993 800,000 shares of the Company's Common Stock plus the reimbursement of any tax liability arising from the issuance of the stock. Mr. Joseph J. Caruso, Holometrix's Chairman, is also the president of Bantam. In addition, Bantam has a consulting arrangement with Nametre, which continues on a month-to-month basis unless terminated by either party on thirty days' notice. Payments under this agreement are $1,250 per month.

N. Supplemental
   Disclosure of
   Cash Flow
   Information

                                                   1997        1996


          Interest paid during the year       $  62 000     $36 168
          Income taxes paid during the year   $     800     $   600

          Supplemental Disclosure of Non-Cash Information:

          Conversion of debt and accrued interest
            into Common Stock                  $100 000     $65,000

                    In September 1996, Holometrix acquired 61.23% of the outstanding stock of Nametre in an acquisition (Note B). The estimated fair value of assets acquired was $1,207,381, including goodwill of $244,788 with liabilities assumed of $874,233, less minority interest of $66,634.


O. Proposed Reorganization


                    On August 28, 1997, the Boards of Directors of Holometrix, Tytronics, and Nametre approved a proposed reorganization of Holometrix subject to shareholder approval pursuant to which Tytronics, the majority owner of Holometrix, and Nametre, the majority owned subsidiary of Holometrix will be merged into Holometrix Acquisition Corp., a Delaware Corporation and the wholly-owned subsidiary of Holometrix, with the result that Holometrix Acquisition will be the surviving entity. Following the reorganization, Holometrix Acquisition will be merged into Holometrix. The Company anticipates that the reorganization will be approved by the shareholders of each company and that the proposed mergers will occur in the second quarter of fiscal 1998.







        TO THE STOCKHOLDERS AND DIRECTORS OF

        NATIONAL METAL REFINING (NAMETRE) COMPANY, INC.

        We have audited the accompanying balance sheets of National Metal Refining (Nametre) Company, Inc. as of September 30, 1997 and September 30, 1996 and the related statements of changes in stockholders' equity, revenues and expenses, and cash flows for the twelve months and nine months, respectively, then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
        An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of National Metal Refining (Nametre) Company, Inc. as of September 30, 1997 and September 30, 1996, and the results of its operations and cash flows for the twelve months and nine months, respectively then ended in conformity with generally accepted accounting principles.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information shown on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been summarized from Company records and, except as labeled otherwise, has been subjected to the audit procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                      /s/WILKIN & GUTTENPLAN, P.C.
                                      WILKIN & GUTTENPLAN, P.C.
                                      Certified Public Accountants


        East Brunswick, New Jersey

        November 20, 1997