Form 10KSB40/A
period 1997-09-30
HOLOMETRIX INC
filed 1998-01-28
CIK 812151

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                     _____________

                                   FORM 10-KSB/A No.1
                                     _____________

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


G. Notes Payable -
   Stockholder and
   Line of Credit (Continued)
                    During 1997, the Company renegotiated its working capital line of credit. Under the new terms, the Company and its majority stockholder, Tytronics, as a consolidated group (the "Group") entered into a $1,000,000 working capital line of credit and a $500,000 term loan agreement (the "Financing"). The Financing is secured by substantially all assets of the Group and is guaranteed by Holometrix, Tytronics, and Nametre. Advances are contingent upon maintaining certain covenants relative to profitability, liquidity, and tangible net worth. Advances under the line of credit after September 1, 1997 are limited to 70% of the Group's eligible accounts receivable, as defined, or 110% of the Group's consolidated tangible net worth, as defined. Borrowings are payable on demand, and bear interest at the bank's prime rate plus 2% (10.5% at September 30, 1997). The line of credit expires in July 1998. The term loan is due in July 2001, payable in monthly installments of $10,417 plus interest at the bank's prime rate plus 1.25% (9.75% at September 30, 1997). Advances under the term loan were made to Tytronics. Total borrowings of Tytronics outstanding under the Financing at September 30, 1997 amounted to $607,387.


                    In connection with the above bank financing, Tytronics advanced to the Company certain funds under an informal agreement. At September 30, 1997, $282,058 is payable to Tytronics under the agreement. The Company has recorded $72,015 as a current liability based on its informal agreement with Tytronics. The $210,043 long-term note is payable over 2 years and 11 months at $6001 per month.

                    During 1996, in support of the Nametre
                    acquisition, and in connection with additional investments by Tytronics of $300,000 in the Company, Tytronics applied $65,000 of debt to the purchase of common stock and rewrote the remaining $100,000 as long term debt, with payments of $50,000 due November 23, 1997, and $50,000 due November 23, 1998. During 1997,
                    Tytronics applied the remaining $100,000 of this debt to the purchase of common stock by eliminating this debt through the exercise of 1,550,000 warrants which were previously issued to Tytronics.

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


HOLOMETRIX, INC.


By: /s/John A. Hanna, Jr.                          DATE:  January 28, 1998
  John A. Hanna, Jr., Treasurer and Chief Financial Officer
  (financial and accounting officer)