Form 10QSB
period 1997-12-31
HOLOMETRIX INC
filed 1998-02-12
CIK 812151

Page 1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended December 31, 1997

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


                         (781) 275-3300
         (Issuers Telephone Number, Including Area Code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No

As of December 31, 1997, 23,861,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . ..................1

Table of Contents . . . . . . . . . . . . . . . . . ......  .  ...........2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.    Condensed Consolidated Financial Statements
           Balance Sheets ...... . . . . . . . . . . . . . .. ............3
           Statements of Loss . . . . . . . . . . . . . . ................5
           Statements of Cash Flows. . . . . . . . . . .................  6
           Notes to Condensed Consolidated Financial Statements... .....  7

   Item 2.   Management's Discussion and Analysis or Plan of Operations.. 8


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . . . . . . . . . . .. . . . 11

   Item 2.        Changes in Securities . . . . . . . . . . . . ........ 11

   Item 3.        Defaults upon Senior Securities . . . . . . . .. ..... 11

   Item 4.         Submission of Matters to a Vote of Security holders.. 11

   Item 5.        Other Information . . . . . . . . . . . . . . . . .... 11

   Item 6.        Exhibits and Reports on Form 8-K . . . . . . ......... 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


(*)  The  financial information at September 30,  1997  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                 December 31,   September 30,
                                   1997            1997
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents          $201,156      $ 184,423
Accounts receivable, less allowance
  for doubtful accounts of $35,000 713,000         929,480
Inventories                        823,431         845,256
Other current assets                49,381          50,958

     TOTAL CURRENT ASSETS        1,786,968       2,010,117


EQUIPMENT AND FIXTURES - net       381,502         394,993

OTHER ASSETS - net                 298,083         305,395

     TOTAL ASSETS               $2,466,553      $2,710,505


    See notes to condensed consolidated financial statements. (*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                   December 31,   September 30,
                                      1997           1997
                                                     (*)
CURRENT LIABILITIES:
 Notes payable - stockholders$        72,015      $     72,015
 Accounts payable                    995,519         1,266,795
 Accrued payroll and related expenses 32,875           107,850
 Accrued other expenses               88,803           158,716
 Due to stockholder                  299,707            51,576
   Current maturities of
        long-term obligations         68,967            93,967

TOTAL CURRENT LIABILITIES          1,557,886         1,750,919

LONG-TERM DEBT,
 Notes payable-stockholders,
      less current maturities        192,039           210,043
 Long term obligations,
          less current maturities     13,344            14,631

TOTAL LIABILITIES                  1,763,269         1,975,593

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                           120,963           103,536

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
    30,000,000 shares  authorized;
    issued 28,098,157                280,982           280,982
            outstanding 23,861,878
 Additional paid-in capital        2,544,409         2,544,409
 Accumulated deficit               2,139,070         2,090,015
                                     686,321           735,376
Less: Treasury stock (at cost)       104,000           104,000


TOTAL STOCKHOLDERS'
  EQUITY                             582,321           631,376

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                         $2,466,553        $2,710,505

    See notes to condensed consolidated financial statements.
(*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                               Three-Month Period Ended December
31,
                                  1997             1996

NET REVENUES                   $1,118,882       $1,082,622

COST OF SALES                     560,256          568,539

GROSS PROFIT                      558,626          514,083

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          500,346          463,272

RESEARCH AND DEVELOPMENT           79,104           74,965

TOTAL OPERATING EXPENSE           579,450          538,237
`
LOSS FROM OPERATIONS             (20,824)         (24,154)

INTEREST EXPENSE - net           (10,804)          (6,237)
LOSS BEFORE MINORITY INTEREST    (31,628)         (30,391)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY         (17,427)          (3,611)

NET LOSS                       ( $49,055)       ( $34,002)


NET LOSS PER COMMON SHARE:

BASIC                             ($0.00)          ($0.00)

ASSUMING DILUTION                 ($0.00)          ($0.00)







    See notes to condensed consolidated financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                        Three-Month Period Ended December 31,
                                      1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          ($49,055)        ($34,002)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
 Depreciation and amortization      35,097           36,430
 Minority interest                  17,427            3,611
 Changes in operating assets and liabilities:
  Accounts receivable              216,480          130,483
  Inventories                       21,825          (53,698)
  Other current assets               1,577           14,621
  Accounts payable and
       accrued expenses           (416,164)         (69,798)
   Net cash provided by (used for)
       operating activities       (172,813)          27,647

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions  (14,294)          (8,487)
   Net cash used for
            investing activities   (14,294)          (8,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in notes payable         (25,000)         (20,000)
 Due to stockholders, net          230,127          (68,495)
 Subscription receivable payments    -               10,000
   Borrowings  under notes
        payable-line  of   credit    -               75,000
 Decrease in long-term obligations  (1,287)         (26,204)
    Net  cash provided by (used for)
          financing activities     203,840          (29,699)

Net  increase  (decrease)
     in cash and cash  equivalents  16,733          (10,539)

Cash and  cash  equivalents,
      beginning of  period         184,423           27,495

Cash and cash equivalents,
      end of period              $ 201,156        $  16,956


    See notes to condensed consolidated financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

Note A - Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.
    The results of operations for the three month period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included.

Note B - Net Loss Per Share
    In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Net loss per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of net loss per share. The numerator (net income) is the same for the basic and diluted computations.
                                               Three Month Period
                                               Ended December 31,
                                      1997                   1996

Basic shares                    23,861,878             22,296,878
Effect  of  dilutive                    --                     --
securities
Dilutive shares                 23,861,878             22,296,878

The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive:
                                               Three Month Period
                                               Ended December 31,
                                      1997                   1996

Options                          1,094,000                833,000
Warrants                           550,000              2,100,000

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month Period Ended December 31, 1997, as Compared With the Three-Month Period Ended December 31, 1996
      Revenues in the first quarter of fiscal 1998 totaled $1,119,000 as compared to $1,083,000 in the comparable quarter of 1997, an increase of $36,000. This 3% increase is primarily due to an increase in National Metal Refining Company, Inc., (Nametre) sales. The revenues for Nametre alone totaled $612,000, a 6% increase over the comparable quarter of fiscal 1997; revenues for Holometrix alone totaled $507,000, equal to revenues for the comparable quarter of fiscal 1997.

      Cost of sales decreased by $9000, or 2%, from $569,000 (53% of sales) in the first quarter of fiscal 1997 to $560,000 (50% of sales) in the same period of fiscal 1998. This 2% decrease is attributable primarily to Nametre. Cost of sales for Holometrix alone totaled $342,000, a 5% increase, and for Nametre alone totaled $218,000, a 10% decrease. Management attributes this to improved operating efficiencies at Nametre.

      Selling, general and administrative expenses increased by $37,000, or 8%, from $463,000 (43% of sales) to $500,000 (45% of sales). Holometrix' expenses alone totaled $193,000, an increase of 9%, and for Nametre alone totaled $307,000, an increase of 8%. The increase was primarily due to increased marketing and sales activities.

     Research and development increased $4000 from $75,000 (7% of sales) to $79,000 (also 7% of sales). Holometrix' R&D alone increased $5000, an increase of 15% resulting from ongoing product development.

      Loss from operations was $21,000 in the first quarter of fiscal 1998, compared with a loss of $24,000 in the comparable period of fiscal 1997. Holometrix' loss from operations alone was $70,000. Consolidated Net loss was $49,000 in the first quarter of 1998. Holometrix' net loss alone was $77,000 compared with a net loss of $40,000 in the comparable period of fiscal 1997. These losses are due to increased selling and administrative costs, partially offset by improved cost of goods sold, and income derived from the consolidation of Nametre.

      Total Assets decreased by $244,000 (9%) in the first quarter, from $2,711,000 to $2,467,000. Cash increased by $17,000 and, due to increased collections activity, accounts receivable decreased by $216,000 in the first quarter.
Inventories decreased by $22,000. Other assets decreased by $7,000 and equipment and furniture and fixtures and other current assets decreased by $23,000, both due primarily to depreciation and amortization.

      Total Liabilities decreased by $212,000, primarily due to a decrease of $271,000 in accounts payable, decrease of $145,000 in accrued payroll and other expenses, and $25,000 in current maturities of long-term debt, offset by an increase of $230,000 due to stockholders. Accounts payable decreased by $271,000, from $1,267,000 at September 30, 1997, to $996,000 at December 31, 1997, primarily due to payment of extended payables present at September 30,1997, to conserve cash. Accrued payroll and other expenses decreased by $145,000, from $267,000 at September 30,1997, to $122,000 at December 31,1997, primarily because of payment of commission due to manufacturers representatives and internal employees. Current liabilities due to stockholder increased by $248,000 from $52,000 at Sept. 30, 1997, to $300,000 at December 31,1997, due to increased borrowings. Notes payable stockholder decreased by $18,000 from $210,000 at September 30,1997, to $192,000 at December 31,1997, due to payment of debt obligations.

     As of December 31,1997, the Company had an outstanding order backlog for products and services of approximately $646,000 as compared to a backlog of $801,000 at December 31,1996. The Company believes the $646,000 backlog will be realized in fiscal 1998. The outstanding backlog for Holometrix alone was approximately $174,000, a decrease of $260,000 (60%). The backlog for Nametre alone at December 31,1997, was $472,000, an increase of $105,000 (29%).


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     Operating cash flows were negative in the first quarter of fiscal 1998, amounting to ($172,813) as compared to $27,647 in the comparable quarter of fiscal 1997. Operating cash flows approximated the sum of net loss plus depreciation and amortization, with decreases in accounts receivable of $216,480 and inventories of $21,825 being offset by a decrease in accounts payable and accrued expense of $416,164.

     The Company funded increases in equipment and fixtures of $14,294. Notes Payable to stockholder increased by $230,127.

     The net affect of these transactions was in increase in cash of $16,733, providing cash at end of the first quarter 1998 of $201,156.


Notes Payable Line of Credit
      As of June 30, 1997, the Company, in concert with its subsidiary Nametre and its parent company Tytronics obtained new terms from Silicon Valley Bank for a combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company, its subsidiary Nametre and Tytronics. This new line was in effect on July 24, 1997. Advances under this line through September 1, 1997, can not exceed the lesser of 70% of the
Company's eligible accounts receivable, as defined, or the consolidated Tangible Net Worth, as defined, plus the minority interest. Thereafter, borrowings can not exceed the lesser of 70% of the Company's eligible accounts receivable, as defined, or 110% of the consolidated Tangible Net Worth, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of December 31, 1997, the Company was not in compliance with all covenants and ratios of the new line of credit. The Company obtained a waiver from Silicon Valley Bank for these violations.

      In the second half of fiscal 1996 the Company introduced a new instrument product line, namely the Lambda 2000 Series. The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1998. As previously indicated, the Company has proposed to enter into a reorganization ("Reorganization") pursuant to which Tytronics and Nametre will be merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., with the result that Holometrix Acquisition Corp. will be the surviving entity. Following the Reorganization, Holometrix Acquisition Corp. will be merged into the Company. Management believes that the Reorganization will result in increased operating capital for the Company and more stable Company operations since Tytronics and Nametre have a recent history of profitable operations. However, there can be no guarantees that adequate operating funds will be generated as a result of the Reorganization or through revenue increases, or that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.

PART II - OTHER INFORMATION


Item 1.            Legal Proceedings

      The   Company  was  not  involved  in  any  material  legal
      proceedings as of the date of this report.

Item 2.        Changes in Securities

      Not applicable.

Item 3.Defaults Upon Senior Securities

      Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

Item 5.            Other Information

      Not applicable.

Item 6.Exhibits and Reports on Form 8-K

                       (a) Exhibits

           Financial Data Schedule.

       (b) Reports on Form 8-K

       No applicable.




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






Date:  February 11, 1998