Form 10QSB
period 1998-03-31
METRISA INC
filed 1998-05-14
CIK 812151

Page 4
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended March 31, 1998

     Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from          to

                 Commission file number  0-16152

                          Metrisa, Inc.
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

                        Holometrix, Inc.
             (Former Name of Small Business Issuer)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No

As of March 31, 1998, 23,861,878 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . .. . . .
 . . . . . . . . . . . . . . . . . . . . . . . . .      1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . .        2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.        Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . . .
 .  . . . . . . . . . . . . . . .     3
           Statements of Operations. . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . .    5
           Statements of Cash Flows. . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .     7
           Notes to Condensed Consolidated Financial Statements..
 . . . . .  8

   Item 2.        Management's Discussion and Analysis or Plan of
Operations . . . . .  10


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

Item 1.                    FINANCIAL STATEMENTS

                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                 March 31,      September 30,
                                   1998            1997
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents             $116,118       $ 184,423
Accounts receivable, less allowance
  for doubtful accounts of $35,000     848,701         929,480
Inventories                            809,458         845,256
Other current assets                    38,083          50,958

     TOTAL CURRENT ASSETS            1,812,360       2,010,117


EQUIPMENT AND FIXTURES - net           368,094         394,993

OTHER ASSETS - net                     292,411         305,395

     TOTAL ASSETS                   $2,472,865      $2,710,505


    See notes to condensed consolidated financial statements. (*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                   March 31,      September 30,
                                      1998           1997
                                                     (*)
CURRENT LIABILITIES:
 Notes payable - stockholders$       72,015   $     72,015
 Accounts payable                 1,053,855      1,266,795
 Accrued payroll and related expenses45,028        107,850
 Accrued other expenses              70,483        158,716
 Due to stockholder                 289,477         51,576
 Current maturities of
    long-term obligations            43,554         93,967

TOTAL CURRENT LIABILITIES         1,574,412      1,750,919

LONG-TERM DEBT:
 Notes payable-stockholders,
      less current maturities       174,035        210,043
 Long term obligations, less current maturities     12,451
14,631

TOTAL LIABILITIES                 1,760,898      1,975,593

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                          113,365        103,536

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
 30,000,000 shares  authorized; issued
 28,098,157                         280,982        280,982
     outstanding 23,861,878
 Additional paid-in capital       2,544,409      2,544,409
 Accumulated deficit             (2,122,789)    (2,090,015)
                                    702,602        735,376
Less: Treasury stock (at cost)     (104,000)      (104,000)


TOTAL STOCKHOLDERS'
  EQUITY                            598,602        631,376

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $2,472,865     $2,710,505

    See notes to condensed consolidated financial statements.
(*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                 HOLOMETRIX, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                               Three-Month Period Ended March 31,
                                  1998             1997

NET REVENUES                   $1,027,423       $1,232,418

COST OF SALES                     467,830          658,074

GROSS PROFIT                      559,593          574,344

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          463,595          561,614

RESEARCH AND DEVELOPMENT           69,222           89,679

TOTAL OPERATING EXPENSE           532,817          651,293
`
INCOME (LOSS) FROM OPERATIONS      26,776         (76,949)

INTEREST EXPENSE - net            (1,095)         (18,635)
INCOME (LOSS) BEFORE
          MINORITY INTEREST       25,681          (95,584)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY          (9,401)         (36,192)

NET INCOME (LOSS)                $16,280       ( $131,776)


INCOME PER COMMON SHARE:

BASIC                               $0.00          ($0.01)

ASSUMING DILUTION                   $0.00          ($0.01)







    See notes to condensed consolidated financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                             Six-Month Period Ended March 31,
                                      1998             1997

NET REVENUES                   $2,146,306       $2,315,040

COST OF SALES                   1,028,086        1,226,613

GROSS PROFIT                    1,118,220        1,088,427

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          963,943        1,024,886

RESEARCH AND DEVELOPMENT          148,325          164,644

TOTAL OPERATING EXPENSE         1,112,268        1,189,530
`
INCOME (LOSS) FROM OPERATIONS       5,952        (101,103)

INTEREST EXPENSE - net           (11,899)         (24,872)
LOSS BEFORE MINORITY INTEREST      (5947)        (125,975)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY         (26,827)         (39,802)

NET INCOME (LOSS)              ( $32,774)      ( $165,777)


INCOME (LOSS) PER COMMON SHARE:

BASIC                             ($0.00)          ($0.01)

ASSUMING DILUTION                 ($0.00)          ($0.01)







    See notes to condensed consolidated financial statements.
                 HOLOMETRIX, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                             Six-Month Period Ended March 31,
                                      1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           ($32,774)       ($165,777)
Adjustments to reconcile net loss to net
cash provided by (used for)
          operating activities:
 Depreciation and amortization       77,135           71,963
 Minority interest                   26,827           39,802
 Changes in operating assets and liabilities:
  Accounts receivable                80,779           34,728
  Inventories                        35,798         (83,138)
  Other current assets               10,471            9,223
  Accounts payable
          and accrued expenses     (363,995)         202,029
   Net cash provided by (used for)
          operating activities     (165,759)         108,830

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions  (34,848)         (24,572)
   Net cash used for
          investing activities     (34,848)         (24,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to stockholders, net          237,901          (89,583)
 Increase in bank line of credit      -             200,000
 Subscription receivable payments     -              40,000
 Purchase of Treasury Stock        (16,998)             -
 Decrease in long-term debt        (88,601)         (72,434)
    Net  cash provided by (used for)
          financing activities     132,302           77,983

Net  increase  (decrease)
   in cash and  cash  equivalents  (68,305)         162,241

Cash  and  cash  equivalents,
   beginning of  period            184,423           27,495

Cash and cash equivalents,
   end of period                 $ 116,118       $  189,736



    See notes to condensed consolidated financial statements.



                 HOLOMETRIX, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

Note A - Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.
    The results of operations for the interim period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included.

Note B - Net Income/Loss Per Share
    In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Net loss per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of income (loss) per share. The numerator (net income or loss) is the same for the basic and diluted computations.
          Three Month Period and Six Month Period Ended March 31,
                                      1998                   1997
Basic shares                    23,861,878             23,861,878
Effect  of  dilutive                    --                     --
securities
Dilutive shares                 23,861,878             23,861,878

The following table summarizes securities that were outstanding as of March 31, 1998 and 1997, but not included in the calculation of diluted income (loss) per share because such shares are antidilutive:
          Three Month Period and Six Month Period Ended March 31,
                                      1998                   1997
Options                          1,094,000              1,094,000
Warrants                           550,000                550,000
Note C - Reorganization
    As of May 1, 1998, the Company completed the reorganization ("Reorganization") previously announced, pursuant to which Tytronics, Inc. and National Metal Refining Company were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corporation, followed by the merger of Holometrix Acquisition Corporation into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month Period Ended March 31,1998 as Compared With the Three-Month Period Ended March 31,1997
      Revenues in the second quarter of fiscal 1998 totaled $1,027,000 as compared to $1,232,000 in the comparable quarter of 1997, a decrease of $205,000. This 17% decrease is primarily due to a decrease in National Metal Refining Company ("Nametre") sales in the Far East. The revenues for Nametre alone totaled $573,000 , a 26% decrease over the comparable quarter of fiscal
1997,   and  revenues  for  Holometrix  alone  totaled  $454,000,
approximately  equal  to revenues for the comparable  quarter  of fiscal 1997.
      Cost of sales decreased by $190,000, or 29%, from $658,000 (53% of sales) in the second quarter of fiscal 1997 to $468,000
(46%  of  sales)  in the same period of fiscal  1998.   This  29%
decrease   is  attributable  primarily  to  increased   operating
efficiencies at Holometrix. Cost of sales for Holometrix alone totaled $260,000, a 28% decrease.
      Selling, general and administrative expenses decreased by $98,000, or 17%, from $562,000 (46% of sales) to $464,000 (45% of
sales).   The  difference was primarily the result  of  increased
consolidation of distribution activities. Holometrix expenses alone totaled $155,000, a decrease of 33%, and expenses of Nametre alone totaled $309,000, a decrease of 6%.
     Research and development decreased $20,000, from $90,000 (7% of sales) to $69,000 (also 7% of sales). Holometrix R&D alone decreased by $23,000, a decrease of 45% due to completion of a product design cost reduction program.
      Income from operations was $27,000 in the second quarter of fiscal 1998, compared with a loss of $77,000 in the comparable period of fiscal 1997. Holometrix income from operations alone was $12,000. Consolidated Net Income was $16,000 in the second quarter of fiscal 1998. Holometrix net income alone was $1,000 compared with a net loss of $189,000 in the comparable period of fiscal 1997. This income is primarily due to decreased selling and administrative costs, and to improved cost of goods sold.

Six-Month Period Ended March 31,1998 as Compared With the Six-Month period Ended March 31,1997
      Revenues in the first half of 1998 totaled $2,146,000 as compared to $2,315,000 in the comparable period of 1997, a decrease of $169,000. This 7% decrease is primarily due to the decrease in Nametre sales in the Far East. The revenues for Nametre alone totaled $1,185,000, a 12% decrease over the comparable period of fiscal 1997, and revenues of Holometrix alone totaled $961,000, approximately equal to revenues for the comparable period of 1997.
     Cost of sales decreased by $199,000, or 16%, from $1,227,000 (53% of sales) in the first half of fiscal 1998 to $1,028,000
(48% of sales) in the same period of fiscal 1997. This 16% decrease is attributable primarily to increased operating efficiencies of Holometrix. Cost of sales for Holometrix alone totaled $602,000, a 12% decrease.
      Selling, general and administrative expenses decreased by $61,000, or 6%, from $1,025,000 (44% of sales) to $964,000 (45%
of sales). The difference was primarily the result of increased consolidation of distribution activities. Holometrix expenses alone totaled $348,000, a decrease of 15%, and Nametre expenses alone totaled $616,000, approximately equal to the expenses during the comparable fiscal period of 1997.
      Research and development expenses decreased $16,000 from $164,000 (7% of sales) to $148,000 (also 7% of sales).
Holometrix R&D alone decreased by $18,000, a decrease of 20% due to the completion of a product cost reduction design program.
       Income from operations was $6,000 in the first half of fiscal 1998, compared with a loss of $101,000 in the comparable period of fiscal 1997. Holometrix loss from operations alone was $58,000. Consolidated Net Loss was $33,000 in the first half of fiscal 1998. Holometrix net loss alone was $75,000 compared with a net loss of $228,000 in the comparable period of fiscal 1997. These improvements are primarily due to decreased selling and administrative costs, and improved cost of goods sold.
      Total Assets decreased by $238,000 (9%) in the first half, from $2,711,000 to $2,473,000. Cash decreased by $68,000, and, due to increased collections activity, accounts receivable decreased by $81,000 in the first half. Inventories decreased by $36,000. Other assets decreased by $13,000 and equipment and furniture and fixtures and other current assets decreased by $40,000, both due primarily to depreciation and amortization.
      Total Liabilities decreased by $215,000, primarily due to a decrease of $213,000 in accounts payable, a decrease of $151,000 in accrued payroll and other expenses, and $50,000 in current maturities of long-term debt, offset by an increase of $210,000 due to stockholders. Accounts payable decreased by $213,000, from $1,267,000 at September 30, 1997, to $1,054,000 at March
31,1998, primarily due to payment of extended payables present at September 30,1997, to conserve cash. Accrued payroll and other expenses decreased by $151,000, from $267,000 at September 30,1997 to $116,000 at March 31,1998, primarily because of payment of commissions due to manufacturers' representatives and internal employees. Current liabilities due to stockholder increased by $237,000 from $52,000 at September 30,1997 to $289,000 at March 31,1998, due to increased borrowings. Note payable stockholder decreased by $36,000 from $210,000 at September 30,1997, to $174,000 at March 31,1997, due to payment of debt obligations
      As of March 31,1998, the Company had an outstanding order backlog for products and services of approximately $408,000 as compared to a backlog of $485,000 at March 31,1997. The Company believes the $408,000 backlog will be realized in fiscal 1998. The outstanding backlog for Holometrix alone was approximately $172,000, a decrease of $163,00 (49%). The backlog for Nametre alone  at  March  31,1998 was $236,000, an  increase  of  $86,000
(57%).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      Operating cash flows were negative in the first half of fiscal 1998, amounting to ($165,759) as compared to $108,830 in the comparable half of fiscal 1997. Operating cash flows approximated the sum of net loss plus depreciation and amortization($44,361), with decreases in accounts receivable of $80,779 and inventories of $35,798 being offset by a decrease in accounts payable and accrued expenses of $363,998.
      The Company funded increases in equipment and fixtures of $34,848. Notes payable to stockholder increased by $237,901.
      The net affect of these transactions was a decrease on cash of $68,305, providing cash at end of the first half of 1998 of $116,118.

Notes payable Line of Credit
      As of June 30,1997, the Company, in concert with its subsidiary Nametre and its parent company Tytronics Inc. ("Tytronics") obtained new terms from Silicon Valley Bank for a combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company, its subsidiary Nametre and Tytronics. This new line was in effect on July 24,1997. Advances under this line cannot exceed the lesser of 70% of the Company's eligible accounts receivable, as defined, or 110% of the consolidated Tangible Net Worth, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. At December 31, 1997, the Company was not in compliance with all covenants and ratios of the new line of credit. The Company obtained a waiver from Silicon Valley Bank for these violations. As of March 31,1998, the Company was in compliance with all covenants and ratios of this line of credit.

Reorganization
      The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1998. As of May 1, 1998, the Company completed the reorganization ("Reorganization") previously announced, pursuant to which Tytronics and Nametre were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock. Management believes that the Reorganization will result in increased operating capital for the Company and more stable Company operations since Tytronics and Nametre have a recent history of profitable operations. However, there can be no guarantees that adequate operating funds will be generated as a result of the Reorganization or through revenue increases, or that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.
PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

      The   Company  was  not  involved  in  any  material  legal
      proceedings as of the date of this report.

Item 2.        Changes in Securities

      Not applicable.

Item 3.Defaults Upon Senior Securities

      Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

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



                                    Metrisa, Inc.



                                    By: \s\ John E. Wolfe
                                         John E. Wolfe
                                        President






Date:         May 14, 1998