Form 10QSB
period 1998-06-30
METRISA INC
filed 1998-08-14
CIK 812151

Page 16
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended June 30, 1998

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

                        Holometrix, Inc.
             (Former name of Small Business Issuer)
                      _____________________
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No

As of June 30, 1998, 1,022,882 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . .. . . 1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . 2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.        Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . ...........   3
           Statements of Operations. . . . . . . . . . . . . .............  5
           Statements of Cash Flows. . . . . . . . . . . . . .............  7
           Notes to Condensed Consolidated Financial Statements...........  8

   Item 2.    Management's Discussion and Analysis or Plan ofOperations .  10


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . .......... . . . . . . . . . . . 14

   Item 2.        Changes in Securities . . . . . . . . . . . . . . .      14

   Item 3.        Defaults upon Senior Securities . . . . . . . .. . .     14

   Item  4.       Submission of Matters to a Vote  of  SecurityHolders .   14

   Item 5.        Other Information . . . . . . . . . . . . . . . . . .    15

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . .. . ..      15

SIGNATURES . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .    16


(*)  The  financial information at September 30,  1997  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                          METRISA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                     June 30,   September 30,
                                   1998            1997
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents        $443,817       $ 935,717
Accounts receivable,
 less allowance for doubtful accounts
 of $84,000 in                  1,597,834       1,689,613
 June 1998 and $65,000 in September 1997

Inventories                     1,359,989       1,259,805
Other current assets              106,295         240,365

     TOTAL CURRENT ASSETS       3,507,935       4,125,500


EQUIPMENT AND FIXTURES - net      370,822         448,122

OTHER ASSETS - net              1,562,544         473,073

     TOTAL ASSETS              $5,441,301      $5,046,695


    See notes to condensed consolidated financial statements. (*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                         June 30, September 30,
                                      1998           1997
                                                     (*)
CURRENT LIABILITIES:
 Notes payable Bank         $     338,059     $     238,059
 Accounts payable               1,090,646         1,718,396
 Accrued expenses                 377,744           534,669
 Current maturities of
   long-term obligations          533,678           174,335

TOTAL CURRENT LIABILITIES       2,340,127         2,665,459

LONG-TERM DEBT:

 Long term obligations,
    less current maturities       893,905           937,249

TOTAL LIABILITIES               3,234,032         3,602,708

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                                0        232,206

STOCKHOLDERS' EQUITY:
 Preferred stock, $.20 par value,
   149,276 issued & outstanding
   at September 30, 1997                  0         29,855
 Common stock, $.50 par value,
   2,000,000 shares authorized;
   1,022,822  issued & outstanding
   at June 30, 1998;862,070
   issued and outstanding
   as of September 30, 1997        511,441         431,035

 Additional paid-in capital       2,215,084      1,085,199

 Retained earnings
   (Accumulated deficit)           (121,128)        21,692

                                  2,605,397      1,567,781

Less: Treasury stock (at cost)     (398,128)      (356,000)


TOTAL STOCKHOLDERS'
  EQUITY                          2,207,269      1,211,781

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $5,441,301     $5,046,695

    See notes to condensed consolidated financial statements.
(*)Balance sheet at September 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                               Three-Month Period Ended June 30,
                                  1998             1997

NET REVENUES                   $2,141,178       $1,860,772

COST OF SALES                     962,114          890,336

GROSS PROFIT                    1,179,064          970,436

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          896,464          799,420

RESEARCH AND DEVELOPMENT          168,577          182,172

TOTAL OPERATING EXPENSE         1,065,041          981,592
INCOME (LOSS) FROM OPERATIONS     114,023         (11,156)

INTEREST EXPENSE - net             15,781           17,155
INCOME (LOSS) BEFORE
   MINORITY INTEREST               98,242         (28,311)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY              (0)          (2,685)

NET INCOME (LOSS)                 $98,242       ( $25,626)


INCOME (LOSS) PER COMMON SHARE:

BASIC                                $.10           ($.03)

ASSUMING DILUTION                    $.10           ($.03)







    See notes to condensed consolidated financial statements.
                          METRISA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                             Nine-Month Period Ended June 30,
                                      1998             1997

NET REVENUES                   $5,679,760       $5,826,544

COST OF SALES                   2,478,526        2,808,076

GROSS PROFIT                    3,201,234        3,018,468

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        2,744,681        2,601,425

RESEARCH AND DEVELOPMENT          506,740          480,310

TOTAL OPERATING EXPENSE         3,251,421        3,081,735
`
INCOME (LOSS) FROM OPERATIONS    (50,187)         (63,267)

INTEREST EXPENSE - net             75,288           47,810
LOSS BEFORE MINORITY INTEREST   (125,475)        (111,077)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY           17,345         (14,135)

NET INCOME (LOSS)             ( $142,820)       ( $96,942)


INCOME (LOSS) PER COMMON SHARE:

BASIC                              ($.14)           ($.11)

ASSUMING DILUTION                  ($.14)           ($.11)







    See notes to condensed consolidated financial statements.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                             Nine-Month Period Ended June 30,
                                      1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         ($142,820)        ($96,942)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

 Depreciation and amortization      209,966          203,589
 Minority interest                        0         (18,000)

 Changes in operating assets and liabilities
 excluding acquisition of Micromet:
  Accounts receivable                91,779        (160,230)
  Inventories                       257,816         (38,841)
  Other current assets             (38,622)        (100,702)
  Accounts payable and
    accrued expenses              (784,675)         221,367
   Net cash
   provided by (used for)
   operating activities           (406,556)          10,241

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions  (67,158)        (157,592)
 Increase in other assets          (49,842)          15,910
 Cash Paid for Micromet Acquisition(150,000)            0
 Net cash used for
   investing activities            (267,000)        (141,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of Stock Options           15,785             0
 Increase in bank line of credit    100,000          325,000
 Purchase of Treasury Stock         (42,128)           -
 Increase in long-term debt         107,999         (36,121)
    Net  cash  provided
      by financing activities       181,656         288,879

Net  increase  (decrease)
  in cash and cash  equivalents    (491,900)        157,438

Cash  and  cash  equivalents,
  beginning of  period              935,717         123,562

Cash and cash equivalents,
  end of period                    $443,817        $281,000



    See notes to condensed consolidated financial statements.


                  METRISA, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
Note A - Basis of Presentation
    On May 1, 1998, the Company (formerly Holometrix, Inc.) completed the reorganization ("Reorganization") pursuant to which Tytronics, Incorporated ("Tytronics"), the majority owner of the Company, and National Metal Refining Company ("Nametre"), the
majority owned subsidiary of the Company, were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock.
    Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a re-capitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa and Nametre under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre through the issuance of approximately 268,320 common shares (after the stock split) based on an independent valuation of Tytronics, Nametre and Metrisa by Fechtor Detwiler, investment bankers.
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information refer to the financial statements and notes thereto included in the Company's Proxy Statement as filed with the Securities and Exchange Commission on March 24, 1998.
   The accompanying consolidated financial statements include the accounts of Tytronics, and subsidiaries for the periods ended June 30, 1997 and September 30, 1997 and the accounts of
Tytronics, and subsidiaries, including the effects of the Reorganization from the closing date for the periods ended June 30, 1998.
    The results of operations for the interim period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included.

Note B - Stock Split
    A 50 to 1 reverse stock split was effected in May 1998 in connection with the Company's Reorganization and resulting recapitalization (see Note A). In addition, the Company's Certificate of Incorporation was amended to change its authorized common stock and par value to 2,000,000 shares with a $.50 par value. All net income (loss) per share information and common stock information presented in the accompanying consolidated financial statements and notes to the financial statements have been retroactively restated to reflect the stock split and recapitalization.
Note C - Net Income/Loss Per Share
    In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the period presented, the excercise price of the options and warrants was greater than the average market price of the Company's common stock. Net Income (loss) per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of income (loss) per share. The numerator (net income or loss) is the same for the basic and diluted computations.
          Three Month Period and Nine Month Period Ended June 30,
                                      1998                   1997
Basic shares                     1,022,822                862,070
Effect  of  dilutive                    --                     --
securities
Dilutive shares                  1,022,822                862,070

The following table summarizes securities that were outstanding as of June 30, 1998 and 1997, but not included in the calculation of diluted income (loss) per share because such shares are anti-dilutive:
          Three Month Period and Nine Month Period Ended June 30,
                                      1998                   1997
Options                            121,384                 99,504
Warrants                           377,447                171,756
Preferred Stock                          -                149,276

Note D - Supplemental Disclosure of Cash Flow Information
    In connection with the Reorganization (see Note A), Tytronics is deemed to be the acquiring entity and as a result it is deemed to have acquired the minority interests of Metrisa and Nametre in exchange for the issuance of common stock valued at $1,165,000. Goodwill represents the excess purchase price over the fair values of net assets acquired calculated as follows based on the Company's preliminary estimates regarding the transaction:

Total value of 13,416,000 shares issued
(268,320 shares after the 50 for 1 reverse
stock split) in exchange for minority                  $1,345,000
shareholders interest including
transaction costs of $180,000
Minority Interest - Historical Value
reflected by Tytronics Incorporated                       232,555
Excess of purchase price over fair value               $  1,112,445
In February 1998, Tytronics acquired substantially all of the assets of Micromet Instruments, Inc., with a payment of cash of $150,000 and a note payable of $208,000. Information related to this transaction is as follows:

     Net Assets Acquired           $358,000
     Less Note Payable             $208,000
     Cash Paid for Acquisition     $150,000

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    On May 1, 1998, the Company completed the reorganization ("Reorganization") pursuant to which Tytronics Incorporated ("Tytronics"), the majority owner of the Company, and National Metal Refining Company ("Nametre"), the majority owned subsidiary of the Company, were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock.
    Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a re-capitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa and Nametre under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre through the issuance of approximately 268,320 common shares after the stock split based on an independent valuation of Tytronics, Nametre and Metrisa by Fechtor Detwiler, investment bankers.
   The accompanying consolidated financial statements include the accounts of Tytronics, and subsidiaries for the periods ended June 30, 1997 and September 30,1997 and the accounts of Tytronics, and subsidiaries, including the effects of the Reorganization from the closing date for the periods ended June 30, 1998.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30,1998 as Compared with the Three-Month Period Ended June 30,1997.

      Revenues in the third quarter of fiscal 1998 totaled $2,141,000 as compared to $1,861,000 in the comparable quarter of 1997, an increase of $280,000. This 15% increase is primarily due to the inclusion of the sales of Micromet Instruments, Inc. ("Micromet") substantially all of whose assets were acquired by Tytronics in the second quarter.
      Costs of Sales totaled $962,000, or 45% of sales, in the third quarter of fiscal 1998, as compared to $890,000, or 48% of sales, in the comparable period of fiscal 1997. This percentage decrease of 3% was a result of the change in mix of product sales plus the inclusion of Micromet.

      Selling, general and administrative expenses increased to $896,000, or 42% of sales, in the third quarter of fiscal 1998 as compared to $799,000, or 43% of sales, in the third quarter of fiscal 1997. This increase of $97,000, or 12%, is primarily due to the inclusion of Micromet.

      Research and development decreased $13,000 (7%), from $182,000 (10% of sales) to $169,000 (8% of sales). This decrease was a result of decreased expenditures throughout the Company.

      Income from operations was $114,000 in the third quarter of fiscal 1998, as compared with a loss of $11,000 in the comparable period of fiscal 1997. Consolidated Net Income was $98,000 in the third quarter of fiscal 1998. This income is primarily due to increased sales accompanied by improved cost of goods sold.

Nine-Month Period Ended June 30, 1998 as Compared with the Nine -
Month Period Ended June 30, 1997.

     Revenues in the first nine-months of 1998 totaled $5,680,000 as compared to $5,827,000 in the comparable period of 1997, a decrease of $147,000. This 3% decrease is primarily due to a decrease in sales in the Far East, offset by sales of Micromet substantially all of whose assets were acquired by Tytronics in the second quarter.

     Cost of Sales decreased by $330,000, or 12%, from $2,808,000 (48% of sales) in the first nine months of fiscal 1997 to $2,479,000 (44% of sales) in the same period of fiscal 1998. The primary reason for this decrease is a decrease in sales. The percentage decrease in cost of sales was a result of changes in mix of product sales plus the inclusion of Micromet.

      Selling, general and administrative expenses in the first nine months of fiscal 1998 were $2,745,000 (48% of sales) as compared to $2,601,000 (45% of sales) in the comparable period of fiscal 1997. This $144,000 (6%) increase is primarily due to the inclusion of Micromet.

      Research and development expenses increased $27,000 from $480,000 (8% of sales) to $507,000 (9% of sales). This increase of 6% was primarily due to the inclusion of Micromet.

     Loss from operations was $50,000 in the first three quarters of fiscal 1998, compared to a loss of $63,000 in the same period of 1997. Consolidated net loss was $143,000 for the first nine months of fiscal 1998 compared to a loss of $97,000 for the same period in fiscal 1997. These increased losses were a result of decreased sales plus increased operating expenses resulting from the acquisition of Micromet.

LIQUIDITY AND CAPITAL RESOURCES

      Total Assets increased by $394,000 (8%) in the first three quarters of fiscal 1998, from $5,047,000 to $5,441,000. Cash decreased by $492,000, primarily due to the acquisition of Micromet, and to increased expenses resulting from the
Reorganization. Due to increased collections activity and decreased sales, accounts receivable decreased by $92,000 in the first nine months. Inventories increased by $100,000, resulting from the acquisition of Micromet. Other current assets decreased by $134,000, and equipment and fixtures decreased by $77,000. Other assets increased by $1,089,000, resulting from the goodwill associated with the exchange of shares in the Reorganization and elimination of the minority interest.

      Total Liabilities decreased by $369,000, primarily due to a decrease of $628,000 in accounts payable, a decrease of $157,000 in accrued expenses, offset by an increase of $360,000 in current maturities of long-term obligations. Accounts Payable decreased by $628,000, from $1,718,000 at September 30,1997, to $1,091,000 at June 30,1998 due to a combination of payments of extended payables present at September 30,1997 to conserve cash, as well as a reclassification of some accounts payable to current maturities of long-term obligations. Accrued expenses decreased by $157,000, from $535,000 at September 30,1997 to $378,000 at
June 30,1998, primarily because of payment of commissions due to manufacturer's representatives and internal employees. Current maturities of long-term obligations increased by $360,000 from $174,000 on September 30, 1997 to $534,000 at June 30,1998 due to
the acquisition of Micromet and the reclassification of some accounts payable. Long-term debt decreased by $43,000 from $937,000 at September 30,1997, to $894,000 at June 30,1998, due
to payment of debt obligations.

      Operating cash flows were negative in the first nine months of fiscal 1998, amounting to $407,000, as compared to a positive $10,000 in the comparable period of fiscal 1997. Operating cash flows approximated the sum of net loss plus depreciation and amortization($210,000), with decreases in accounts receivable of $92,000, and inventories of $258,000 offset by increases in other current assets of $39,000 and a decrease in accounts payable and accrued expenses of $784,000.
      The Company funded increases in equipment and fixtures of $67,000 along with an increase in Other Assets of $50,000.
      Increase in long-term debt of $108,000 resulted from the reclassification of some accounts payable to long-term debt.
      The net affect of these transactions was a decrease in cash of $491,000, providing cash at the end of the third quarter of fiscal 1998 of $444,000.

      As of June 30, 1998, the Company had an outstanding order backlog for product and services of approximately $692,000, as compared to a backlog of $800,000 as of June 30, 1997. The Company believes the majority of the $692,000 backlog will be realized in fiscal 1998.

Notes payable line of Credit
      As of June 30, 1998, the Company was party to a Silicon Valley Bank combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company. This new line was in effect on July 24, 1997. Advances under this line cannot exceed the lesser of 70% of the Company's eligible accounts receivable, as defined, or 110% of the consolidated
Tangible Net Worth, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of June 30, 1998, the Company was in compliance with all covenants and ratios of this line of credit, and expects to either renew or extend the line of credit.

Effect of Reorganization and Other Company Initiatives
The Company will continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisition, or mergers. Management believes that operating capital and the line of credit from Silicon Valley Bank will provide sufficient capital to maintain stable Company operations throughout fiscal 1998. As of May 1, 1998, the Company completed the Reorganization ("Reorganization") previously discussed, pursuant to which Tytronics and Nametre were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock. Management believes that the Reorganization will result in increased efficiencies for the Company and more stable Company operations. However, there can be no guarantees that adequate operating funds will be generated as a result of the Reorganization or through revenue increases, or that strategic relationships will materialize, or that additional funding can be obtained on acceptable terms.
PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

      The   Company  was  not  involved  in  any  material  legal
      proceedings as of the date of this report.

Item 2.        Changes in Securities

      Not applicable.

Item 3.Defaults Upon Senior Securities

      Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

      (a) The Company's annual meeting of stockholders was held on March 25, 1998. Two issues were submitted for vote:
      (i) to fix the number of directors at six and to elect six directors to hold office for the ensuing year; and (ii) to approve the selection of the Board of Directors of BDO
      Seidman as the Company's independent auditors for the fiscal year ending September 30, 1998. Fixing the number of directors at six received 19,032,467 votes for, no votes against and 500 abstained. BDO Seidman received 19,030,967 votes for, no votes against and 2,000 votes abstained. The stockholders elected six directors as proposed and approved the selection of the Company's independent auditors as proposed.

      (B) The Company held a special meeting of stockholders on April 28, 1998. Three issues were submitted for vote:
      (i) to approve and adopt an amendment of the Company's certificate of incorporation to increase the number of authorized shares of Common Stock, $.01 par value, from
      30,000,000  to  100,000,000 shares,  (ii)  to  approve  and adopt an amendment of the Company's certificate of incorporation following the reorganization of the Company, Tytronics Incorporated and National Metal Refining Company providing (x) for a reduction in the number of authorized shares of Common Stock of the Company from 100,000,000 shares to 2,000,000 shares with a $.50 par value and (y) for a 50-to-1 reverse stock split of the Company's Common Stock (rounded up to the nearest whole share) and (iii) to approve and adopt an amendment of the Company's certificate of incorporation to change the name of the Company from Holometrix, Inc. to Metrisa, Inc. The increase in the number of authorized shares of Common
      Stock,  $.01  par  value,  from 30,000,000  to  100,000,000 shares received 21,064,149 votes for, 34,6000 votes against and 3,500 votes abstained. The proposal to reduce the number of authorized shares of Common Stock to 2,000,000 shares and effect a 50-for-1 reverse stock split of the Company's Common Stock received 21,051,749 votes for, 50,500 votes against and no votes abstained. The proposal to change the Company's name to Metrisa, Inc. received 21,066,749 votes for, 25,000 votes against and 10,500 votes abstained. The stockholders voted to approve the increase in the number of authoized shares of Common Stock, the subsequent reduction in the authorized number of shares of the Company's Common Stock and the 50-for-1 reverse stock split, as well as the change of the Company's name to Metrisa Inc., all as proposed.

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






Date:                            August 13, 1998