Form 10KSB
period 1998-09-30
METRISA INC
filed 1998-12-30
CIK 812151

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON DECEMBER 30, 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-KSB
                                  _____________

 X Annual Report Pursuant To Section 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended September 30, 1998

        Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from __________ to
        __________

Commission file number  0-16152

                                Metrisa, Inc.
              (Name of Registrant as Specified in Its Charter)
                                _____________

         Delaware                   (781) 275-3300               04-2891557
(State or Other Jurisdiction    (Registrant's Telephone      (I.R.S. Employer
Incorporation or Organization) Number, Including Area Code)  Identification No.)

                25 Wiggins Avenue, Bedford, Massachusetts         01730
		(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                        Name of Each Exchange on
        Title of Each Class                  Which Registered
                None                          Not applicable

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, $.50 par value
                              (Title of Class)

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such other shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
The Registrant's consolidated revenues for its fiscal year ended September 30, 1998 were $8,252,450 The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 1, 1998 was approximately $330,998. As of
December 1, 1998, 1,022,911 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format  Yes      No   X

PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation
Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as "anticipates," "expects,"
"intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF METRISA, INC.

Metrisa, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, and Holometrix-Micromet Divisions. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets.
The Company's Nametre Division also develops and manufactures in-line and laboratory viscosity analyzers, for the process and environmental markets. The Company's Holometrix-Micromet Instruments Division designs, manufactures and distributes instruments which measure thermophysical (temperature) properties and perform cure monitoring of a broad range of materials. The Company's Holometrix-Micromet Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Holometrix-Micromet Testing Services Division also performs mechanical and physical properties testing.

On May 1, 1998, the Company (formerly Holometrix, Inc.) completed a reorganization ("Reorganization") pursuant to which Tytronics Incorporated ("Tytronics"), the majority owner of the Company, and National Metal Refining Company ("Nametre"), the majority owned subsidiary of the Company, were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., which was followed by the merger of Holometrix Acquisition Corp. into the Company. As part of this Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock. On February 13, 1998, Tytronics acquired the assets of Micromet Instruments Inc. ("Micromet"), and thus Micromet was also merged into Holometrix Acquisition Corp., but as part of Tytronics. The Company's principal offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730; its telephone number is (781) 275-3300 and its facsimile number is (781) 275-3705. The Company is a Delaware corporation, which was incorporated on October 23, 1985.

THE COMPANY'S STRATEGY

In order to expand its market presence and increase revenue, the Company is exploring a variety of alternatives, falling into four primary categories:

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

3.)	Corporate Synergy.  The Company's Holometrix-Micromet,
Nametre and Tytronics Divisions serve many common markets and customers, including the polymer, petrochemical, paints and coatings, and food markets. Complementary marketing and distribution activities have begun.

4.)	Strategic Relationships.  The Company continues to seek strategic relationships and licensing, investment and acquisition opportunities with companies having complementary product lines to those of the Company.

BUSINESS OF TYTRONICS DIVISION

The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications in worldwide process and environmental markets. These devices measure the concentrations of specific chemicals and are used in both process control and environmental monitoring. Examples are the measurement of acid and iron in steel pickling (preparation) lines, the measurement of caustic concentration in gas scrubbers, the measurement of aluminum and iron in potable water treatment and the measurement of ammonia and nitrate in waste water treatment. Using the detection technologies of titration (neutralization reaction), colorimetry (a color change or color intensity differentiation) and spectrophotometry (a change measured in the ultraviolet or infrared regions), the Tytronics Division focuses on providing simple, reliable and cost-effective analytical instrumentation to its markets worldwide.

Tytronics Division's Instruments

The Company's Tytronics Division analyzers are available for on-line monitoring of many liquids and some gasses. Typical constituents measured are aluminum, ammonia, chlorine, chromium, copper, cyanide, fluoride, iron, phosphate, manganese, nitrite, nitrate and zinc. Lower limits of measurement are at part per billion (ppb) levels, and upper limits are often at percent levels. Methods are based upon published literature methods and are adapted for use on Tytronics' family of analyzers. Over 1400 analyzers have been sold during the course of Tytronics' history for varied applications. They operate in a wide variety of difficult, and sometimes hazardous, process and environmental conditions.

The Tytronics Division's products deliver on-line analysis for process and environmental monitoring reliably, simply and cost-effectively. On-line analysis is often readily justified; benefits include improved yield, reduced chemical consumption, reduced labor and increased sensitivity to environmental concerns. The equipment provides accurate readings even with background interference of sample color and turbidity. Little or no filtering is used for most applications and the equipment measures both low and high concentrations of chemicals. The interface is user-friendly, with menu-driven software, and the units may be PC-linked to communicate with a host computer.

The Tytronics Division's family of analyzers employs a patented methodology to capture samples. This methodology is similar to use of an overflow cup, except that siphon action drains the sample to a final repeatable level (volume). This sampling method uses the reaction cell to both capture the sample and accomplish the appropriate chemical reaction, a significant reduction in complexity. Only a single highly reliable Teflon valve connects to the process stream. Analyses are fully automatic in all cases. Through menu-driven programming, the user can easily change the frequency of analysis and calibration, and the outputs, as well as most default values.

Tytronics Division's Products.

The Tytronics products can be classified into five product lines: Ion Selective Electrode analyzers, titrators, colorimeters, spectrophotometers and the Tytronics'r Sentinel.

Ion Selective Electrode Analyzers (FPA 200)
The FPA 200 Series delivers reliable measurements of selective ions. Ion selective electrodes, which are the sensing technology employed, are measurement devices sensitive to the presence of a particular ion. The FPA 200 employs a patented sampling method which uses the reaction cell to capture the sample, thus reducing complexity.

Titrators (FPA 300 and FPA 400)
The FPA 300 series delivers reliable on-line titration. The FPA 300 series titrates using a variety of electrodes, which sense the maximum rate of microvoltage change in a particular chemical reaction. The FPA 400 series adds the capacity to titrate to a color endpoint, sensing the maximum rate of change of color in a chemical solution. The colorimetric endpoint (maximum color change) is sensed with light which is carried from and returned to the source/detector by fiber optics. Colorimetric titration offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

Colorimeters (FPA 800)
The FPA 800 series delivers reliable on-line colorimetric analysis. These analyzers are configured to make precise reagent additions which, in combination with the chemical being measured, develop a characteristic color. The color is developed by reaction following well-established techniques. Direct colorimetry offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

Spectrophotometers (FPA 1000 and FPA 1100)
The FPA 1000 and 1100 series delivers reliable on-line photometric (light source) analysis, offering on-line analytical capability at both trace and higher levels. These spectrophotometers are applicable to both process and environmental applications, and use well-established spectrophotometric techniques of analysis.

Tytronics'r Sentinel
The Tytronics'r Sentinel series delivers simple, reliable and cost-effective on-line colorimetric and ISE analysis, directed primarily at the potable and waste water markets. Colorimetric analyzers are configured to make precision reagent additions to develop a characteristic color. Tytronics'r Sentinel offers multi-streaming; analyzers can be expanded to analyze up to 6 separate sample streams.

Tytronics Division's Markets

The Company's Tytronics Division's chemical analyzers are primarily sold to the chemical/petrochemical/refinery and water treatment markets.
Within the chemical/petrochemical/refinery market, the Division's instruments are used for both process control and effluent monitoring. In the water treatment market, the Tytronics Division's products are used for the control and monitoring of both potable water and waste water treatment. A number of the Division's instruments are also sold to the food, beverage and textile industries. Management believes (based on a market study entitled Process Analyzer Market, 1994-1999, by PAI
Partners, Leonia, New Jersey, May 1995) that current markets for process chemical analyzers total approximately one billion dollars annually.

BUSINESS OF NAMETRE DIVISION

The Company's Nametre Division specializes in developing and manufacturing in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity (thickness and density) and viscoelasticity (pliability) of a wide range of material and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets. The Nametre Division is located at 101 Liberty Street, Metuchen, NJ, 08840.

Nametre Division Products

The Nametre Division engages in the development, production and distribution of viscosity analyzers under the trade names, "Viscolinerr" and "Rheolinerr". The analyzers measure the viscosity and viscoelasticity of a wide range of materials. Products are developed and manufactured for both on-line process monitoring and control, and laboratory use. The vast majority of analyzers sold are for in-line process control. Such analyzers are used to provide manufacturers with viscosity information, which is often critical to ensuring proper material formulation and material production. Applications and markets that routinely use viscosity analyzers include the polymer, petrochemical, food, paints and coatings, and pulp and paper industries.

The Nametre Division has over thirty years of experience in the viscosity measurement business. The basic technology underlying the Nametre
Division's analyzers is the use of an oscillating sensor that is inserted into a stream of material in a process line (pipe or vessel). The sensor oscillates at a constant amplitude. The viscosity of a product is then determined on the basis of the electrical power needed to maintain the oscillation amplitude in the presence of the viscous material. The principles of measurement of the Viscoliner product are currently covered by U.S. patents.

The Viscoliner product line consists of three different models: the 1810 for in-line process monitoring and control, the 300 for paints and coatings and the 1710 for laboratory analysis. The 1810 is an on-line viscometer that is applicable to a wide range of materials and applications. It is microprocessor controlled. The model 1810 is typically utilized in the polymer market. Recent developments include PC based software, "Viscontrol" for analyzer control, data acquisition and interface to factory control systems.

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

The Nametre Division's Markets

The Nametre Division's analyzers are sold primarily to product and material manufacturers engaged in the production and use of plastics, chemical, foods, paints, inks or coatings and paper and pulp. A number of analyzers are also sold to government laboratories and universities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that the current market for process viscosity totals approximately $20-$25 million annually.

Tytronics and Nametre Distribution

The Tytronics and Nametre Divisions market their products in the U.S.
and internationally through the combination of direct sales force and a network of independent manufacturer's representatives and distributors.
The Divisions actively advertise their products in industry trade journals, attend various U.S. and international trade shows and maintain a home page on the World Wide Web to promote their products and services.

Current products are sold in North America directly from the Company's offices in Bedford, Massachusetts, and Metuchen, New Jersey. Domestic sales for both the Tytronics and Nametre Divisions amounted to approximately 47% of the Divisions' total revenue for fiscal year 1998, with international sales accounting for the balance of 53%. Domestic sales and marketing for both the Tytronics and Nametre Divisions are handled in-house by a staff of three professionals, supporting independent manufacturers' representatives. Overseas sales (primarily to Africa, Europe, the Far East and Latin America) are made through independent distributors and sales agents, managed by two sales and marketing professionals. In addition to the in-house sales managers, a Director and Assistant Director of Sales and Marketing for the Tytronics and Nametre Divisions are responsible for the sales and marketing activities of both companies. Product visibility is maintained through active participation in regional, national and international trade organizations, including Instrument Society of America, American Water Works, Water
Environment Federation and the New England Water Works Association.

BUSINESS OF HOLOMETRIX-MICROMET DIVISION

Holometrix-Micromet Instruments Group

The Company's Holometrix-Micromet Instrument Division Group engages in the development, production and distribution of instruments under the trade names "Holometrix" and "Micromet". The Group currently designs, manufactures and markets instruments that measure the thermophysical properties and perform cure monitoring of a broad range of materials for research, product development and quality-control applications. Information about thermophysical and cure properties is used to quantify the performance, quality, and/or composition of various materials such as insulation, composites, plastics, and ceramics. In addition to their importance in advanced materials development, the Group's instruments are used as research tools to address worldwide environmental issues, including energy conservation, plastics recycling and nuclear waste disposal.

The Holometrix-Micromet Division has over 30 years of experience in thermophysical (temperature) properties testing. The basic technology underlying the Group's instruments is the application of heat energy to a material under test and the measurement of the results of such an application. The precise measurements and the containment of heat, combined with equally precise temperature measurement and control, are key elements in the design of nearly all of the Group's products. Many instruments encompass microprocessor-controlled data collection and analysis, resulting in the fully automated calculation of material properties, such as thermal conductivity and specific heat. The nature of heat transfer through a material, resulting from the application of energy, varies depending on the material's type and composition. Therefore, a different methodology is required to test different types of material. The Group manufactures various instruments incorporating these different methodologies.

The five Holometrix product lines consist of thirteen instrument models, plus Holometrix' proprietary Q-LabTautomation software. Ongoing development efforts have resulted in new instrument products that are fully automated, incorporating either PC interface, or internal microprocessors. Revenues are also derived from service and spare parts.

Holometrix Products

Heat Flow Meters
The Heat Flow Meter technique is an easy and rapid method for testing the thermal conductivity and thermal resistance (R-value) of insulation. This type of instrument is widely used in both the quality control testing and the development of insulation products. Federal trade rules require insulation manufacturers to measure the thermal resistance (R Value) by the heat flow meter method, or similar techniques, as part of the procedure for labeling their products. In 1996 the Company introduced the new Lambda 2000 Series of heat flow meter products. These instruments contain an advanced instrumentation and control concept for which a patent has recently been allowed.

Guarded Heat Flow Meters
The Guarded Heat Flow meter method permits the testing of moderate conductivity materials. Customers use these instruments to establish safe operating temperatures and thermal efficiency of products ranging from electronic and semiconductor components to adhesives, and for heat transfer modeling of many industrial processes, including injection molding of polymers. Thermal conductivity data from these instruments is important to the plastics, electronics, automotive, aerospace and food processing industries.

Guarded Hot Plates
These instruments are used primarily as research tools to measure thermal conductivity in porous and solid materials over a wide range of temperatures, environmental conditions and material types. This technique is used to measure materials from cryogenic (very cold) to very high temperatures.

Laserflash Instruments
These instruments utilize a sophisticated, high-performance Laser
Flash Thermal Diffusivity (speed of heat through material) (LFTD) technique to measure both thermal diffusivity and specific heat from - 170 C to 2000 C. Data from these instruments is used by customers to determine safe operating temperatures, quality assurance, design and process control for composition, molding, heating or cooling rates, and thermal performance analysis. Typical applications include the characterization of materials for electronic, aerospace propulsion, automotive materials and semiconductor material design and manufacturing.

Micromet Products

Micromet has over 16 years experience in cure monitoring and dielectric analysis of a wide range of polymer materials. The basic technology underlying these instruments is the dielectric measurement of electrical conductivity or ultrasonic measurement of sound speed in a material to determine its state of cure and relative viscosity. Temperature control, applications software and precise frequency control are all key elements in the design of Micromet instruments. The determination of the state of cure of a material is crucial to the design of processes for making composite of plastic parts used in aerospace, automotive, and electronic packaging applications. Typical users include process development and quality control groups at large aerospace firms, composite material developers and suppliers, and polymer material suppliers.

ICAM
The ICAM products are used for in-process monitoring and quality control of molding processes for polymer and composite manufacturing. Typical applications include monitoring large structural parts for aerospace, automotive and other structural composite applications.

System III
The System III line of instruments provide highly accurate evaluation of cure properties of polymers. This product line primarily supports product development and process development laboratories in the plastics, aerospace, automotive and electronics markets.

Other
Other Holometrix and Micromet products include specialized thermophysical property, cure monitoring and molding monitoring instruments.

Holometrix-Micromet Testing Services Group

The Testing Services Group maintains a thermophysics laboratory which provides contract test and engineering services to evaluate various temperature-related performance factors of virtually any material. Testing is generally performed to ASTM (American Society of Testing and Materials) standards. In addition, insulation testing is provided under NVLAP (the National Voluntary Laboratory Accreditation Program) accreditation. NVLAP is supported by the National Institute of Standards and Technology. The Testing Services Group also demonstrates the capabilities of Holometrix instruments to potential customers, provides significant input to outside technology steering groups which establish the standards for industry instrument utilization, and provides valuable technical and marketing input for product development. The Group's experience and capabilities cover a broad scope of temperature range, environmental conditions, sample size and property magnitude. In addition to thermophysical testing of materials, the Group also offers selected mechanical and moisture testing of materials.

The Group's testing capabilities complement the Company's customer research and product development activities. Thermophysical testing of materials is not a routine capability and competence for most material development departments. Thus, testing service customers tend to be repeat customers who use the Testing Services Group as a complement to their capabilities.

Holometrix-Micromet Markets

Holometrix' thermophysical instruments and Micromet's cure monitoring instruments are sold primarily to materials laboratories engaged in the development, process development and testing of insulations, building materials, advanced engineered materials, plastics and packaging manufacturers, aerospace manufacturers and government laboratories. A number of instruments are also sold to insulation manufacturing facilities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that current markets for thermal conductivity instruments and testing services total approximately $10 - $15 million annually. The Group has also identified engineered materials, electronics and specialty plastics industries as promising markets for the instruments. The Company markets its Holometrix-
Micromet products and services in the U.S. and internationally through the combination of a direct sales force and a network of independent distributors and sales agents. The Company actively advertises its Holometrix-Micromet products in industry trade journals and also attends various U.S. and international trade shows to promote its products and services.

Holometrix-Micromet Distribution

Current products and test services are sold in North America directly from the Company's offices in Bedford, Massachusetts. Domestic sales for the Holometrix-Micromet Division amounted to 24% of total Company revenue for fiscal year 1998. Domestic sales and marketing are handled in-house by a staff of two professionals and an administrator. Overseas sales (primarily to Europe and the Far East) are managed by one professional through independent distributors and sales agents. In addition to the internal sales force, testing services are sold by individual project managers responsible for specific testing areas. Product visibility is maintained through active participation in national and international trade organizations, including the ASTM. Additional visibility is maintained through advertising, exhibitions, informational mailings, technical application notes and customer demonstrations.

In fiscal 1998, overseas sales accounted for approximately 31% of total Holometrix-Micromet Division sales, compared to 31% also in fiscal 1997.

THE COMPANY'S CUSTOMERS

During fiscal 1998, the Company had total consolidated revenues of approximately $8,252,450, compared to $7,974,919 in fiscal 1997. One customer accounted for approximately 11% of sales in fiscal 1998.

THE COMPANY'S BACKLOG

As of September 30, 1998, the Company's backlog for products and services totaled $722,000, as compared to $1,027,000 in backlog as of September 30, 1997. The fiscal 1998 backlog consisted of $378,000 for the Tytronics Division, $207,000 for the Holometrix-Micromet Division and $137,000 for the Nametre Division. All backlog at September 30, 1998 is expected to be delivered before September 30, 1999.

THE COMPANY'S COMPETITION

The Company's competitive advantage lies in its ability to develop and produce a broad spectrum of products in several different market niches. Competitive factors include product performance, quality and reliability, ease of use, marketing capability, service and support, and name recognition. Competition is intense. The Company's Tytronics Division Process Analyzer Products experience direct competition with Applicon Instruments BV, FPM Analytics, Inc., Ionics, Inc., Polymetron and Seres.
The Tytronics Division's potable water and waste water analyzers experience direct competition from ABB Kent-Taylor Ltd., Aztec, Bran &
Luebbe Inc., Dr. Bruno Lange GmbH, Hach Company, pHox, Polymetron,
Skalar Inc., and Seres. The Company's Holometrix-Micromet Instruments Division experiences direct competition for its heat flow meters from Anter Corporation and LaserComp Inc. Thermaflash has strong competition from Sinku Riko in the Far East, Netzsch GmbH, Theta
Industries and Anter Inc. in Europe and North America. The Holometrix-Micromet Testing Services Division competes as a broad-capability independent laboratory performing thermal property studies. There are no other known companies or laboratories that encompass the Division's entire capabilities, however, many laboratories offer a subset of the Division's services. Competitive contracts are awarded based on price, testing capability and credibility of the test results. The following sample laboratories compete in the market sectors indicated: Engineered Materials
- Thermophysical Properties Research Laboratory Inc., Anter
Laboratories, Inc., The Edward Orton Jr. Ceramic Foundation, Southern Research Institute, and Virginia Polytechnic Institute; Insulations - Southern Research Institute, Sparrell Engineering Research Corporation, and The Center for Applied Engineering; Government - Oak Ridge
National Laboratory and National Institute of Standards and Technology.
The Company's Nametre Division's major competitors are Brookfield
Engineering Laboratories, Solatron Transducers, MicroMotion Division of Fisher Rosemount, Norcross Corporation and Dynatrol Division of
Automation Products, Inc. Management believes the Company competes favorably in each of these areas. The Company can give no assurance that its current or future products will remain or be competitive in these areas.

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

RESEARCH AND DEVELOPMENT

The Company expended approximately $663,100 and $626,700 or 8% of sales, in fiscal 1998 and 1997, respectively, on research and development. The Company expects that in fiscal 1999 its research and development expenditures will be approximately 9% of sales.

THE COMPANY'S PATENTS AND PROPRIETARY TECHNOLOGY

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

The Company's Holometrix-Micromet Division has recently been issued a patent which describes the unique control of its new Lambda 2000 Series heat flow meter product line. The Nametre Division owns eight patents, including patents that cover the basic transducer and electronics for viscosity measurement, the method and apparatus for viscoelastic measurements, and the transducer for high viscosity measurements in extruders. The patents expire in various years from 2001 to 2011. The Tytronics Division holds three patents, two in the area of sample capture methodologies, and one for a particular form of spectrophotometric calibration.

The Nametre Division owns or has applied for four trademarks. The Tytronics Division holds a broad variety of worldwide trademarks, and has copyrighted certain selected information. The Holometrix-Micromet Division owns eight trademarks. The Company does not believe its trademarks are material to the conduct of the business.

GOVERNMENTAL REGULATIONS

There is presently no material government regulation with respect to the Company's businesses and its development of products. The extent to which future governmental regulations may regulate the Company's activities cannot be predicted, and the Company may be subject to restrictions on allowable costs and profits on U.S. government contracts and the export of its technology to other countries as it seeks to expand further into foreign markets.

EMPLOYEES

As of September 30, 1998, the Company had 51 employees, 46 of whom are employed full-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service facilities at 25 Wiggins Avenue in Bedford, Massachusetts. The Company occupies this facility under a lease which expires September 30, 1999. The Company's Nametre Division also leases approximately 4,000 square feet of production, service, research and development and engineering administrative space at 101 Liberty Street, Metuchen, New Jersey. The Nametre Division occupies this facility on a month-to-month basis under an operating lease. The Company's rental expense for fiscal 1998 was approximately $107,740.

The Company considers these facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the Boston, Massachusetts and Metuchen, New Jersey metropolitan areas at comparable rental rates.

Substantially all of the machinery and equipment used by the Company in its operations is owned by the Company and management considers this equipment to be in good condition. All of the machinery and equipment owned by the Company is subject to a security interest in favor of Sirrom Investments, Inc. ("Sirrom") and is subject to a senior security interest in favor of Silicon Valley Bank, to which Sirrom's interest is subordinated.

ITEM 3.  LEGAL PROCEEDINGS

	There are no material pending legal proceedings to which the Company is a party or to which any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

	No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 1998 fiscal year.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's Common Stock is not quoted in the over-the-counter market. There currently does not exist an active trading market for the Company's securities. The following table sets forth the range of high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau of New Jersey.1

Fiscal Year 1997                                Low     High
First Quarter Ended December 31, 1996          $0.002  $0.002
Second Quarter Ended March 31, 1997             0.002   0.04
Third Quarter Ended June 30, 1997               0.005   0.02
Fourth Quarter Ended September 30, 1997         0.002   0.005

Fiscal Year 1998                                Low     High
First Quarter Ended December 31, 1997          $0.002  $0.01
Second Quarter Ended March 31, 1998             0.01    0.01
Third Quarter Ended June 30, 1998               0.01    0.1875
Fourth Quarter Ended September 30, 1998         0.0625  0.1875
____________________

1 Effective May 1, 1998, the Company adopted a 50 for 1 reverse stock split of all shares of its issued and outstanding Common Stock. The high and low bid quotations listed in the table for periods prior to the third quarter ended June 30, 1998 have not been adjusted for this stock split.

	These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were approximately 338 holders of record of the Company's outstanding capital stock as of December 1, 1998.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA:
                                                1998            1997
STATEMENT OF INCOME DATA

  Net sales                                     $8,252,450      $7,974,919
  Net income                                    $  220,584      $  103,071
  Net income per Common share-basic and diluted $ 0.22 $ .12 Weighted average Common shares outstanding-
      basic and diluted                          1,022,911         862,070

CONSOLIDATED BALANCE SHEET DATA

  Working capital                               $3,263,552      $1,460,041
  Total assets                                  $8,251,908      $5,046,695
  Long-term obligations, excluding current      $2,833,777      $  937,249
  Portion
  Minority Interest                                      0      $  232,206
  Stockholders' Equity                          $2,778,539      $1,211,781

OVERVIEW

	On May 1,1998, the Company (formerly Holometrix, Inc.)
completed a reorganization ("Reorganization") pursuant to which Tytronics Incorporated ("Tytronics"), the majority owner of the Company, and National Metal Refining Company ("Nametre"), the majority owned subsidiary of the Company, were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., which was followed by the merger of Holometrix Acquisition Corp. into the Company. As part of this Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock. On February 13, 1998, Tytronics acquired the assets of Micromet Instruments Inc. ("Micromet"), and thus Micromet was also merged into Holometrix Acquisition Corp., but as part of Tytronics.

        Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a recapitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa (formerly Holometrix) and Nametre under the purchase method of accounting in accordance with Accounting
Principles Board Opinion No. 16, Business Combinations. The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre based on an independent valuation of Tytronics, Nametre, and Metrisa by Fechtor Detwiler & Co., investment bankers.

	A 50 to 1 reverse stock split was effected in May 1998 in connection with the Company's Reorganization and resulting recapitalization. In addition, the Company's Certificate of Incorporation was amended to change its authorized common stock and par value to 2,000,000 shares with a $.50 par value. All net income per share information and common stock information presented in the accompanying consolidated financial statements and notes to the financial statements have been retroactively restated to reflect the stock split and recapitalization.

	The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. They include the accounts of Tytronics, and subsidiaries for the periods ended September 30, 1997 and the accounts of Metrisa, Inc. including the effects of the Reorganization from the closing date on, for the period ended September 30, 1998.

Results of Operations

Year Ended September 30, 1998 as compared to Year Ended September 30, 1997

Net sales for the 1998 fiscal year totaled $8,252,450 as compared to $7,974,919 in the comparable period of 1997, an increase of $277,531.
This approximately 4% increase is primarily due to the inclusion of the sales of Micromet, substantially all of whose assets were acquired by Tytronics in the second quarter of fiscal 1998, offset by a decrease in sales of the Company's other divisions due to reduced sales to the Asian countries.

Cost of sales decreased by $60,839, or 2% from $3,781,854 (47% of sales) in fiscal 1997 to $3,721,015 (45% of sales) in the same period of fiscal 1998. This percentage decrease of 2% was a result of the change in mix of product sales plus the inclusion of Micromet, whose instruments have relatively low costs.

Selling, general and administrative expenses increased by $60,503, or 2%, from $3,342,571 (42% of sales) to $3,403,074 (41% of sales). This increase is primarily due to the amortization of the expenses of the Reorganization as well as the inclusion of Micromet's selling, general and administrative expenses, offset by reductions in other divisions.

Research and Development increased by $36,452, or 6%, from $626,654
(8% of sales) to $663,106 (also 8% of sales) as a result of the inclusion of Micromet.

Income from operations was $465,255 for fiscal 1998, compared with $223,840 for fiscal 1997, an increase of 108%. The increased income was primarily a result of the return to profitability of the Holometrix division from its fiscal 1997 loss, and the inclusion of Micromet's results.

Net income was $220,584 for fiscal 1998 compared to $103,071 for fiscal 1997, an increase of 114%. This increase in net income was a direct result of the increase in income from operations offset by increased taxes in 1998 and a favorable minority interest from Holometrix in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 30, 1998 increased to $8,207,908 from $5,046,695, an increase of $3,161,213 or 63%. This increase was due to the combination of an increase in cash as a result of obtaining subordinated debt financing of $2,000,000 from Sirrom Investments, Inc. ("Sirrom"), the acquisition of the assets of Micromet of $358,000, and the addition of goodwill associated with the Reorganization. Cash increased by $1,533,336 primarily due to the subordinated debt financing of $2,000,000 offset by the acquisition of Micromet, for an initial payment of $150,000, and the expenses associated with the Reorganization. Accounts receivable increased by $236,989 primarily due to increased sales for the year, particularly those of fourth quarter. Inventories increased by $110,655 reflecting the acquisition of Micromet for an initial payment of $150,000, offset by inventory reductions in all other divisions. Other current assets decreased by $103,336, and equipment and fixtures, net, decreased by $70,339. Other assets increased by $1,497,908, resulting from the goodwill associated with the Reorganization and the inclusion of costs associated with the subordinated debt financing of $2,000,000.

Total liabilities at September 30, 1998 increased to $5,429,369 from $3,834,914 on September 30, 1997, an increase of $1,594,455 or 42%.
This increase was primarily due to an increase in long-term debt of $1,896,528, resulting from the $2,000,000 subordinated debt financing, an increase in the current portion of long-term debt of $262,106, offset by a decrease in accounts payable of $405,623. Accounts payable decreased from $1,718,396 at September 30, 1997 to $1,312,773 at September 30,
1998 due to a combination of payments of extended payables present at September 30, 1997, as well as a reclassification of certain accounts payable to the current portion of long-term debt. The current portion of long-term debt increased from $299,335 at September 30, 1997 to $561,441 at September 30, 1998 due to the acquisition of Micromet and the reclassification of certain accounts payable.

Operating cash flows were positive in fiscal 1998 amounting to $154,480, as compared to $307,628 in fiscal 1997. Operating cash flows equals the sum of net income of $220,584 plus deferred income taxes of $44,000 and depreciation and amortization $308,177, plus decreases in inventory of $247,345, and other current assets of $3,336, offset by increases in accounts receivable of $236,989 and decreases of accounts payable and accrued expenses of $431,973.

The Company funded increases of equipment and fixtures of $95,115 along with increases of other assets of $143,043. The increase in long-term debt of $1,950,634 was due primarily to the Sirrom subordinated debt financing of $2,000,000.

The net affect of these transactions was an increase in cash of $1,533,336, providing cash at fiscal 1998 year-end of $2,469,053.

Notes Payable Line of Credit, Subordinated Debt Loan

As of September 30, 1997, the Company was a party to a Silicon Valley
Bank combined line credit and term loan of $1,500,000 secured by substantially all of the assets of the Company. As of September 23,1998, this line was increased to $1,750,000. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of September 30, 1998, the Company was in compliance with all covenants and ratios on this line of credit .

As of September 29,1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Sirrom secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years.

Effect of Reorganization and Other Company Initiatives

The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital and the line of credit from Silicon Valley Bank, and the $2,000,000 subordinated debt financing from Sirrom, will provide sufficient capital to maintain stable Company operations throughout fiscal 1999. As of May 1, 1998, the
Company completed the Reorganization previously discussed, pursuant to which Tytronics, Micromet and Nametre were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., which was followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50 to 1 reverse stock split of its issued and outstanding capital stock. Management believes that the Reorganization will result in increased efficiencies for the Company and provide for more stable Company operations. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of revenue increases or the Reorganization, or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

New Accounting Pronouncements

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

	Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management is evaluating the impact these standards may have on the Company's financial statement.
The Company will adopt these new standards for the fiscal year ending September 30, 1999.

In June 1998, The Financial Accounting Standard board issued
SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard for the fiscal year ending September 30, 2000. Management is evaluating the impact of SFAS No. 133 may have on the Company's financial statements.

Year 2000 ("Y2K")

The Company is aware of the issues related to the approach of the Year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments included a review of what systems and equipment need to be changed or replaced in order to function correctly.

With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by the end of the fourth quarter of fiscal 1999.

As part of the Company's assessment of Y2K issues, consideration was given to the possible impact upon the Company from using purchased software, suppliers and outside service providers. The Company's efforts with regard to Y2K issues are dependent in part upon information received from such suppliers and vendors upon which the Company has reasonably relied. While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers.

The Company estimates that it will spend approximately $100,000 to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.

The Company has formulated a contingency plan to deal with Y2K issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

ITEM 7.  FINANCIAL STATEMENTS.

	The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through F-17. The financial statements filed in this Item 7 are as follows:

Item									Page

Reports of Independent Accountants                                       F1

Consolidated Balance Sheets - September 30, 1998 and 1997                F2
Consolidated Statements of Income for the years ended                    F3
September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended      F4
September 30, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended                F5
September 30, 1998 and 1997

Notes to Consolidated Financial Statements                               F6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	The Company filed a report on Form 8-K dated September 24, 1998 relating to a change in the Company's independent accountants which is incorporated herein by reference.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	The following is a list of the directors and executive officers of the Company as of December 1, 1998:

Name                            Age        Position

John E. Wolfe                   60         President and Director
John A. Hanna, Jr.              57         Treasurer & Chief Financial Officer
Richard Mannello                41         Vice President & General Manager
Linda E. Dousis                 50         Vice President and Operations Manager
Joseph J. Caruso                55         Director
Joaquim S. S. Ribeiro           62         Director
Salvatore J. Vinciguerra        60         Director
Emile Sayegh                    44         Vice President and Director
Edward J. Stewart, III          52         Director
Eric F. Mooney                  67         Vice President
____________________
	Each director is elected to hold office until the next annual meeting of stockholders, and until his successor is elected and duly qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

	Mr. Wolfe joined the Company as a Director in November 1994 and was elected President and Treasurer of the Company in February 1995.
From 1987 to May 1998, Mr. Wolfe was also President and Chief
Executive Officer and a director of Tytronics Incorporated, the Company's former parent company. Previously, Mr. Wolfe was employed by EG&G's Fluid Components Technology Group, serving as Senior Vice President, Western Hemisphere Operations, and Vice President and General
Manager, Engineered Products Division. Mr. Wolfe is also a Director of Colorado MEDtech, in Boulder, Colorado, a publicly held medical products company. He is on the Board of Trustees of Bryant College in Smithfield, Rhode Island, and was recently Chairman of that Board. Mr. Wolfe was also a past member of the Executive Committee of the M.I.T. Enterprise Forum. Mr. Wolfe holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute, an S.M., as a Sloan Fellow, from the Massachusetts Institute of Technology, and he has completed the Advanced Management Program at the Harvard Business School.

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

	Ms. Dousis has been Vice President and Operations Manager of the Company since May of 1998. Ms. Dousis was first engaged by Nametre, a former subsidiary of the Company, in 1984 as a management consultant. In 1985, she joined Nametre in the position of General Manager, and was promoted to President of Nametre in 1990. From 1976 to 1983, Ms.
Dousis was Vice President Finance/Administration/Systems and Secretary/Treasurer of Rheometrics, Inc., where she was responsible for finance, management information systems, and personnel. Ms. Dousis was also responsible for the establishment and operations of Rheometrics, GmbH, a wholly owned subsidiary of Rheometrics, Inc., as well as the West Coast office of Rheometrics, Inc. Ms. Dousis' experience also includes five years with Schoeffel Instrument Corp. a manufacturer of liquid chromatography instrumentation, and industrial sales experience.

	Mr. Caruso joined the Company as a Director in 1994, and was engaged by the Company as Acting President from June 1993 until January 1995. Mr. Caruso is also President of Bantam Group, Inc. ("Bantam"), a business advisory organization founded in 1986. He has twenty years of general management, marketing, and financial experience in several high technology companies, including marketing, manufacturing, and financial roles at Teradyne, Inc., a manufacturer of automatic test systems, corporate planning at Autex, Inc., a provider of block trading information for brokers and institutions, and President and CEO of Cyborg Corporation, a supplier of laboratory and factory automation systems. In recent years, he has served as interim CEO for companies in need of strategic change and has served as personal advisor to numerous company presidents. Mr. Caruso is presently a member of the board of directors of Micro E Corp., ACT Medical, Inc., Zentox Corp. and Boston Restaurant Associates. Mr. Caruso holds a B.S. in Electrical Engineering from Northeastern University and a Master of Business Administration degree from the Harvard Business School.

	Mr. Ribeiro joined the Company as a Director in 1994, and is a self-employed management consultant. In 1992 and 1993, he served as vice-chairman of Multibank Financial Corp., a public bank holding company now part of BankBoston, and also as director and interim president of HMO Central Massachusetts Health Care, now part of
Healthsource/Cygna Healthcare. From 1989 to 1992, he served as general manager of the law firm of Bowditch & Dewey, LLP. Mr. Ribeiro holds a B.S. in Aeromechanics from Worcester Polytechnic Institute and an
M.B.A. in Economics and Finance from Clark University.

	Mr. Sayegh is one of the original founders of Tytronics Incorporated and has twenty years of combined experience in both research and product development. He has personally directed and designed many successful products in the field of laboratory and process instrumentation.
Previously, he was employed by Orion Research as project leader and principal engineer. Mr. Sayegh holds a Bachelor's Degree in Mechanical Engineering from the College of Arts and Sciences, Lebanon, a B.S. in Electrical Engineering from Northeastern University and has done graduate studies in Computer Science.

	Mr. Stewart served as a Director of the Company from 1988 through 1996. Since 1994, Mr. Stewart has served as general partner of Kestrel Venture Management, a venture capital firm, and from 1983 to 1994 Mr. Stewart served as the President of Corning Capital Corporation, a venture capital firm, and was formerly president of GWI Leasing Corporation from 1980 to 1983. Mr. Stewart also serves on the board of directors of approximately ten other companies. Mr. Stewart holds a Master of Business Administration degree from Harvard Business School and an Administrative Studies degree from Yale University.

	Mr. Vinciguerra has been a Director of the Company since February of 1995. He has been President and CEO of Goddard Industries, Inc. since October of 1998. Prior to that he was President and Chief Operating Officer of FerroFluidics Corporation from January of 1995 until June 1996 when he was appointed Chief Executive and director. From 1991 until 1994, Mr. Vinciguerra served as President and Chief Executive Officer of Staveley, Inc., the U. S. operating arm of Staveley Industries, plc. From 1985 until 1989, he served as President and Chief Operating Officer of Instron Corporation, which he initially had joined in 1969. Mr. Vinciguerra is also a member of the board of directors of Lytron Corporation, Saphikon Corporation and the Japan Society of Boston. Mr. Vinciguerra holds a B.S. in Engineering from Princeton University and a Master of Business Administration degree from the Harvard Business
School.

	Dr. Mooney has over 40 years' experience in the field of process analyzers in the chemical and water industries. His experience includes work at Imperial Chemical Industries, Ltd., Managing and Technical Director of Anacon Instruments Ltd., Director of Anacon, GmbH, and Corporate Technical Director of Anacon, Inc. Dr. Mooney formed and was President of Special Analysis Corporation until joining Tytronics in 1990. His academic positions include Senior Lecturer in Instrument Spectroscopy at the University of Birmingham. Dr. Mooney is the author of over 200 published papers and is a Senior Member of the Instrument Society of America, a Fellow of the Royal Institute of Chemistry, a Fellow of the American Chemical Society, and Vice Chairman of CITAC
(Committee for Traceability in Analytical Chemistry). He holds a B.Sc. & Ph.D. from the University of London in the UK and a D.Sc. from the University of Birmingham in the UK.

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

	Each of Joseph J. Caruso, Edward J. Stewart, III, John A. Hanna, Jr., Joaquim S.S. Ribeiro, Emile Sayegh and John E. Wolfe failed to timely file a Form 5 for a single transaction relating to the fiscal year ended September 30, 1998. The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.

DIRECTORS' COMPENSATION

	The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $750.00 per meeting attended in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock. No such options were granted during fiscal year 1998. During the fiscal year ended September 30, 1995, each of Joaquim S.S. Ribeiro and Salvatore J. Vinciguerra were granted options to purchase 3,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. Such options vest over a period of four years and are exercisable for five years from the date of grant.

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

ITEM 10.  EXECUTIVE COMPENSATION.

	The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1998, September 30,
1997 and September 30, 1996, of those persons who were (i) the Company's Chief Executive Officer during the fiscal year ended
September 30, 1998, and (ii) other executive officers of the Company as of September 30, 1998, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 1998.

                        Executive Compensation
                                                         Securities
  Name and                            Other  Restricted  Underlying All  Other
  Principal             Salary  Bonus Comp.  Stock       Options/SARs    Comp.
  Position       Year    ($)    ($)   ($)    Award          (#)          ($)

  John E. Wolfe  1998   140,171 6,000  n/a     n/a          n/a           n/a
  President, CEO

  Richard Mannello 1998  94,312 n/a    n/a     n/a          n/a           n/a
  Vice President &
  General Manager

  Emile Sayegh     1998  99,045 5,500  n/a     n/a          n/a           n/a
  Vice President

  Linda Dousis     1998 112,500 16,050 n/a     n/a          n/a           n/a
  Vice President &
  Operations Manager

  John E. Wolfe    1997  36,000  n/a   n/a     n/a          n/a           n/a
  President, CEO
  & Treasurer

  Richard Mannello 1997 111,478  500   n/a     n/a          300,000(1)    n/a
  Vice President &
  General Manager

  John E. Wolfe    1996  52,200  n/a   n/a     n/a          n/a           n/a
  President, CEO
  and Treasurer


 (1) Represents the grant of options to purchase shares of the Company's common stock which vest over a period of four years from the date of grant.

	The following table sets forth information concerning option exercises during fiscal 1998 and the value of unexercised options as of September 30, 1998. No options were granted and no options were exercised during fiscal year 1998 by any of the Named Officers in the compensation table.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                      # of Unexercised    $Value of Unexercised
                                      Options at          Options at
             # Shares      $          Sept. 30, 1998      Sept. 30, 1998
Name         Acquired      Value      (Exercisable/       (Exercisable/
             On Exercise   Realized   Unexercisable)      Unexercisable)1

John E. Wolfe     0         $0        17,885/17,885             $0

Richard Mannello  0          0        6,000/6,000               $0
Emile Sayegh      0          0        7,868/7,868               $0
Linda Dousis      0          0        0                         $0
____________________

1Value is based on the difference between option exercise price and the fair market value at fiscal 1998 year-end, multiplied by the number of shares underlying the option.

CONSULTING AGREEMENT

	The Company and Bantam Group, Inc. are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month during fiscal 1998. Mr. Caruso, a director of the Company, is also president of Bantam.

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

	The 1991 Plan is administered by the Compensation Committee ("Committee"), currently consisting of Messrs. Stewart and Caruso. Mr. Caruso is a former executive officer of the Company. Directors who are members of the Committee are not eligible to participate in the 1991 Plan.

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

	ISOs under the 1991 Plan may be granted to any employee of the Company. As of September 30, 1998, the Company had 51 employees.
Only those officers and directors of the Company who are employees may be granted ISOs under the 1991 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common
Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) exceed $100,000. Otherwise, there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

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

	The 1991 Plan authorizes the grant of Stock Rights to acquire 125,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

	No options or rights were granted under the 1991 Plan during the 1998 fiscal year and no options were canceled during fiscal 1998. As of September 30, 1998, options to purchase 76,018 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and no options granted under the 1991 Plan had been exercised.

        In addition, the Company has outstanding certain options which were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan. These options include an option to purchase 18,512 shares of Common Stock held by each of Joseph J. Caruso, a director of the Company and a former director of Tytronics Incorporated, and Bantam Group, Inc. and an option to purchase 4,628 shares of the Company's Common Stock held by Alan Robertson, a former director of Tytronics Incorporated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth as of November 1, 1998, to the knowledge of the Company, the ownership of the Company's 1,022,911 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.

Name and Address                Number of Shares        Percentage
of Beneficial Owner             Beneficially Owned      of Class1

Bantam Group, Inc.2             102,915                 9.5%
50 Bay Colony Drive,
Westwood, MA 02090

Corning Partners II, L.P.3       64,793                 6.0%

Joseph J. Caruso4               130,684                 11.9%

Linda E. Dousis                  38,177                 3.7%

Joaquim S. S. Ribeiro5           39,460                 3.7%

Emile Sayegh6                   100,429                 9.7%

Sirrom Investments, Inc.7       143,738                 12.3%

Edward J. Stewart, III8         122,645                 11.9%

Salvatore J. Vinciguerra7         3,000                   *

John E. Wolfe9                  172,360                 16.3%

All Officers and Directors      645,151                 58.2%
as a group (10 persons)

	*Less than 1%

1	Pursuant to the rules of the Securities and Exchange Commission,
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
Bantam Group, Inc., and has sole voting and investment power with respect to the 102,915 shares of Common Stock beneficially owned by Bantam Group, Inc.

3	Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P.

4Stated shares include 102,915 shares of Common Stock owned of record by Bantam Group, Inc. 74,851 shares of Common Stock beneficially owned by Mr. Caruso are issuable upon the exercise of currently outstanding stock options or warrants.

53,000 shares of Common Stock beneficially owned by Mr. Ribeiro are issuable upon the exercise of currently outstanding stock options.

67,968 shares of Common Stock beneficially owned by Mr. Sayegh are issuable upon the exercise of currently outstanding stock options.

7Issuable upon the exercise of currently outstanding stock options or warrants.

8Of the 122,645 shares of Common Stock beneficially owned by Mr.
Stewart, 64,793 shares and 41,653 shares, respectively, are owned of record by Corning Partners II, L.P. and Corning Partners III, L.P. Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P. and Corning Partners III, L.P. Includes 6,942 shares of Common Stock issuable upon the exercise of currently outstanding warrants.

9Of the 172,360 shares of Common Stock beneficially owned by Mr. Wolfe, 31,769 shares are issuable upon the exercise of currently outstanding stock options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	The Company and Bantam are parties to a month-to-month consulting agreement unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month for the fiscal years 1998 and 1997. Mr. Caruso, a Director of the Company, is president of The Bantam Group, Inc.

	Effective September 30, 1998, the Company entered into a Loan Agreement (the "Loan Agreement") with Sirrom Investments, Inc.
("Sirrom") pursuant to which the Company borrowed $2,000,000 from Sirrom pursuant to a Secured Promissory Note. In connection with the Loan Agreement, the Company issued a stock purchase warrant to Sirrom to purchase an aggregate of 143,738 shares of the Company's Common
Stock at an exercise price of $.50 per share. The warrant will expire if unexercised on October 31, 2003.


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

10.05  Lease dated October 1, 1991 between Holometrix, Inc. and
Springfield Institute for Savings (the "Lease") for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit 10.11 to Form 10-K dated December 27, 1991 and incorporated by reference).

10.06  First amendment of Lease dated August 19, 1993 between
Holometrix, Inc. and Opta Food Ingredients, Inc. (the successor in interest to Springfield Institution for Savings), for the premises at 25 Wiggins Avenue, Bedford, Massachusetts (filed as exhibit 10.12 to Form 10-KSB dated December 27, 1995 and incorporated by reference).

10.07  Consulting Agreement between Holometrix, Inc., Corning Partners
II, L.P., Corning Partners III, L.P., and Bantam, dated June 7, 1993 (filed as exhibit 10.21 to Form 10-KSB dated September 8, 1994 and incorporated by reference).

10.08 Letter Agreement between Silicon Valley Bank and Holometrix, Inc. dated December 22, 1994 (filed as exhibit 10.33 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.09 Promissory Note dated December 22, 1994 in the original principal amount of $350,000 executed by Holometrix, Inc. (filed as exhibit 10.34 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.10  Loan Modification Agreement dated August 14, 1995 between
Holometrix, Inc. and Silicon Valley Bank (filed as exhibit 10.35 to Form 10-KSB dated December 27, 1995, and incorporated herein by reference).

10.11  Third Amendment of Lease between Opta Food Ingredients, Inc.
and Holometrix, dated September 30, 1996 (filed as exhibit 10.36 to Form 10-KSB dated December 29, 1996, and incorporated herein by reference).

10.12  Unconditional Guaranty dated July 24, 1997 issued by the
Company to Silicon Valley Bank (filed as Exhibit 10.37 to Form 10-KSB dated December 29, 1997, and incorporated herein by reference).

10.13  Loan Agreement dated September 30, 1998 between Sirrom
Investments, Inc. and the Company (filed herewith).

10.14  Secured Promissory Note issued by the Company to Sirrom
Investments, Inc. dated September 30, 1998 (filed herewith).

10.15  Stock Purchase Warrant issued by the Company to Sirrom
Investments, Inc. dated September 30, 1998 (filed herewith).

10.16  Loan Modification and Assumption Agreement between the
Company and Silicon Valley Bank dated July 23, 1998 (filed herewith).

23  Consent of Ernst & Young LLP (filed herewith).

27  Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K. The Company filed one Report on Form 8-K dated September 24, 1998, during the Company's fiscal quarter ended September 30, 1998, relating to a change in the Company's independent accountants.

                                SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

METRISA, INC.

By: //JOHN E. WOLFE//                   Date:  December 28, 1998
   John E. Wolfe, President,
   Chief Executive Officer
   (Principal executive officer)

By: //JOHN A. HANNA, JR.//              Date:  December 28, 1998
   John A. Hanna, Jr.,
   Treasurer and Chief
   Financial Officer
   (Principal financial and accounting officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                     Capacity                 Date

//JOSEPH J. CARUSO//          Director                December 28, 1998
Joseph J. Caruso


//JOAQUIM S.S. RIBEIRO//      Director                December 28, 1998
Joaquim S.S. Ribeiro


//EMILE SAYEGH//              Director                December 28, 1998
Emile Sayegh


//EDWARD J. STEWART, III//    Director                December 28, 1998
Edward J. Stewart, III


//SALVATORE J. VINCIGUERRA//  Director                December 28, 1998
Salvatore J. Vinciguerra


//JOHN E. WOLFE//             Director                December 28, 1998
John E. Wolfe

This page intentionally left blank.


Report of Independent Accountants


To the Board of Directors and
Shareholders of Metrisa, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Metrisa, Inc. and its subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted accounting standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                        PricewaterhouseCoopers LLP

December 3, 1998

                                Metrisa, Inc.
                        Consolidated Balance Sheets


                                                       September 30


                                                    1998        1997
Assets
Current assets:
  Cash and cash equivalents                    $ 2,469,053    $   935,717
  Accounts receivable, less allowance for
  doubtful accounts of $78,500 and $65,000
  in 1998 and 1997, respectively                 1,926,602      1,689,613
Inventories:
  Raw materials                                    858,241        577,207
  Work-in-process                                  263,213        262,319
  Finished goods                                   249,006        420,279
                                                 _________      _________
                                                 1,370,460      1,259,805

Prepaid expenses                                    65,481         90,365
Deferred taxes                                       6,000         50,000
Notes receivable                                    21,548        100,000
                                                 _________      _________
Total current assets                             5,859,144      4,125,500

Equipment and fixtures, net                        377,783        448,122
Other assets, net of accumulated amortization
  of $332,541 and $189,818 in 1998 and 1997,
  respectively                                   1,970,981        473,073
                                                 _________       ________

Total assets                                    $8,207,908     $5,046,695
                                                 =========      =========
Liabilities and Stockholders' Equity

Current liabilities:

Notes payable to bank                           $  213,059     $  113,059
Accounts payable                                 1,312,773      1,718,396
Accrued expenses & other                           508,319        534,669
Current portion of long-term debt                  561,441        299,335
                                                 _________      _________
Total current liabilities                        2,595,592      2,665,459
                                                 _________      _________
Long-term debt, less current portion             2,833,777        937,249
Minority interest in subsidiary                          -        232,206

Commitments

Stockholders' equity:

Preferred stock $1.00 par value, 10,000,000
  shares authorized, 29,327 shares issued and
  outstanding at September 30, 1997                      -        29,327
Common stock, $.50 par value, 2,000,000 shares
   authorized, 1,022,911 and 862,070 shares
   issued at September 30, 1998
   and 1997, respectively                          511,456       431,035
Additional paid-in capital                       2,455,069     1,085,727
Retained earnings                                  242,276        21,692
                                                 _________     __________
                                                 3,208,801     1,567,781

Less treasury stock, at cost, 238,312 and
  224,460  shares held at September 30,
  1998 and 1997, respectively                     (430,262)     (356,000)
                                                 _________     _________
Total stockholders' equity                       2,778,539     1,211,781
                                                 _________     _________
Total liabilities and stockholders' equity      $8,207,908    $5,046,695
                                                 =========     =========
The accompanying notes are an integral part of these consolidated financial statements.

                                  Metrisa, Inc.
                         Consolidated Statements of Income

                                        Year ended September 30
                                          1998              1997

Net sales                               $8,252,450       $7,974,919
Cost of sales                            3,721,015        3,781,854
                                         _________        _________
Gross profit                             4,531,435        4,193,065

Operating expenses:

Selling, general and administrative     3,403,074         3,342,571
Research and development                  663,106           626,654
                                        _________         _________
                                        4,066,180         3,969,225
                                        _________         _________
Income from operations                    465,255           223,840

Other income (expense):
Other income                               25,806            14,776
Interest income                            10,631            17,164
Interest expense                         (162,919)         (144,480)
                                         ________          ________
                                         (126,482)         (112,540)

Income before income taxes and           ________          ________
  minority interest                       338,773           111,300

Income taxes                              100,844            41,000
                                         ________          ________
Income before minority interest           237,929            70,300

Minority interest in subsidiary            17,345           (32,771)
                                         ________          ________

Net income                             $  220,584        $  103,071
                                         ========          =========

Net income per common share-basic
  and diluted                               $0.22             $0.12
Shares outstanding-basic and diluted    1,022,911           862,070

The accompanying notes are an integral part of these consolidated financial statements.



                               METRISA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                          Retained                           Total
                              Preferred Stock   Common Stock   Additional Earnings                           Stock
                               Par Value        Par Value       Paid-In  (Accumulated    Treasury Stock      holders'
                              Shares   Amount  Shares  Amount   Capital   Deficit)      Shares    Amount     Equity
Balance, September 30, 1996   29,327 $29,327  680,322 $340,161   $518,642 ($81,379)   (224,460) ($356,000) $  450,751
Sale of common stock               -       -  181,748   90,874    567,085                                     657,959
Net income for year                -       -        -        -          -  103,071                            103,071
                              ______  ______  _______  _______  _________  _______    ________   ________
Balance, September 30, 1997   29,327  29,327  862,070  431,035  1,085,727   21,692    (224,460)  (356,000)  1,211,781
Exchange preferred for common(29,327)(29,327) 149,276   74,638  1,119,502        -           -          -   1,164,813
Exercise of stock options                      11,565    5,783      9,798                                      15,581
Repurchase of common stock                                                             (13,852)   (74,852)    (74,262)
Warrants issued                                                   240,042                                     240,042
Net income for year                                                        220,584                            220,584
                                                                           _______                          _________
Balance, September 30, 1998                $1,022,911 $511,456 $2,455,069 $242,276    $(238,312)$(430,262) $2,778,539
                                            =========  =======  =========  =======     ========= =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 Metrisa, Inc.
                    Consolidated Statements of Cash Flows


                                                    Year ended September 30

                                                      1998            1997
Operating activities
Net income                                          $ 220,584      $ 103,071
Adjustments to reconcile net income to net cash provided by operating activities:

  Deferred income taxes                                44,000              -
  Depreciation and amortization                       308,177        271,452
  Minority interest                                         -        (32,771)
  Gain on sale of equipment                                 -        (16,000)
  Changes in operating assets and liabilities, net of effects of purchase of subsidiaries:

    Accounts receivable                              (236,989)        59,157
    Notes receivable                                        -       (100,000)
    Inventories                                       247,345        (92,646)
    Other current assets                                3,336        (70,067)
    Accounts payable and accrued expenses            (431,973)       185,432
                                                     ________       ________
Net cash provided by operating activities             154,480        307,628

Investing activities
Additions to equipment and fixtures                   (95,115)      (202,836)
Proceeds from sale of equipment                             -         16,000
Increase in other assets                             (143,043)      (101,168)
Cash paid for Micromet acquisition                   (150,000)             -
                                                     _________      ________
Net cash used in investing activities                (388,158)      (288,004)

Financing activities
Net increase (repayment) of line of credit
  agreement                                           100,000       (170,941)
Proceeds from long-term debt                        2,000,000        411,941
Principal payments on long-term debt                  (49,366)      (107,478)
Net proceeds from sale of common stock                 15,785        659,009
Expenses incurred for Reorganization                 (225,143)
Purchase of treasury stock                            (74,262)             -
                                                    _________        _______
Net cash provided by financing activities           1,767,014        792,531

Net increase in cash and cash equivalents           1,533,336        812,155
Cash and cash equivalents at beginning of year        935,717        123,562
                                                    _________        _______
Cash and cash equivalents at end of year          $ 2,469,053      $ 935,717
                                                    =========        =======

The accompanying notes are an integral part of these consolidated financial statements.


1.  Nature of Business

Business

Metrisa, Inc. (the "Company") was incorporated in Delaware on October
1985, with principal offices located at 25 Wiggins Avenue, Bedford, MA
01730. Metrisa is comprised of three divisions, two located in Bedford, MA, and one located in Metuchen, NJ. These divisions serve two broad markets, the process/environmental markets, and the materials characterization market. Tytronics manufactures and markets on-line liquid chemical analyzers to the process and environmental industries; Nametre manufactures and markets on-line viscosity analyzers to the process industries. Holometrix-Micromet provides instrumentation and testing services for the measurement of thermal properties and cure monitoring of composites for the automotive, aerospace, and electronics packaging industries.

Reorganization

On May 1, 1998, the Company (formerly Holometrix, Inc.) completed the reorganization ("Reorganization") pursuant to which Tytronics Incorporated ("Tytronics"), the majority owner of the Company, and National Metal
Refining Company ("Nametre"), the majority owned subsidiary of the Company, were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., followed by the merger of Holometrix
Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc. and effected a 50:1 reverse stock split of its issued and outstanding capital stock.

Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a recapitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa and Nametre was completed under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre based on an independent valuation of Tytronics, Nametre and Metrisa by an independent investment banker .

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tytronics, and subsidiaries for the period ended September 30, 1997 and the accounts of Tytronics, and subsidiaries, including the effects of the Reorganization from the closing date for the period ended September
30,1998. The consolidated financial statements of Tytronics and subsidiaries include the accounts of Tytronics and its majority owned subsidiary Holometrix and Holometrix' majority owned and consolidated subsidiary Nametre acquired by Holometrix on September 30, 1996 of which Tytronics owned 69% at September 30, 1997. All intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue for instrument sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are performed.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Equipment and Fixtures

Equipment and fixtures are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Furniture and fixtures are depreciated over seven years, leasehold improvements are thirty one and one half years or the life of the lease, whichever is shorter, computers over four years and other machinery and equipment over seven years. Upon retirement or disposition of equipment and fixtures, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Equipment and fixtures consist of the following at September 30:

                                                  1998            1997

Furniture and  fixtures                      $   56,376      $   50,756
Leasehold improvements                           67,351          67,351
Machinery and equipment                         797,900         708,405
Demonstration equipment                         302,897         302,897
                                              _________       _________
                                              1,224,524       1,129,409
Accumulated depreciation                       (846,741)       (681,287)
                                              $ 337,783       $ 448,122
                                              =========       ==========
Depreciation expense was $165,454 and $173,357 for fiscal 1998 and 1997, respectively.

Other Assets

Other assets include patent costs, trademarks, licensing agreements, various deposits for office equipment and utilities and goodwill resulting from the excess of cost over fair value of net assets acquired through acquisition and the Reorganization, as well as the inclusion of financing costs associated with the subordinated debt issuance. Costs related to patents and trademarks are amortized using the straight-line method over 17 years. Costs related to licensing agreements are amortized using the straight-line method over the life of the agreements. Costs related to goodwill are amortized using the straight-line method over 15 years. Financing costs are amortized using the straight line method over five years.

Other assets consisted of the following at September 30:

                                                1998            1997

Patents                                     $   346,470     $   241,588
Goodwill                                      1,207,433         244,788
Licensing agreement                              41,863          41,863
Trademarks                                       17,529          17,529
Financing costs                                 366,480               -
Deposits                                        323,747         117,123
                                              _________        ________
                                              2,303,522         662,891
Accumulated amortization                       (332,541)       (189,818)
                                              _________        ________
                                            $ 1,970,981     $   473,073
                                              =========        ========
Amortization expense was $142,723 and $69,701 in fiscal 1998 and 1997, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(FAS 109). Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of income regardless of the period in which such items are reported for income tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

Net Income per common share

Net income per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 638,855 and 471,522 as of September 30, 1998 and 1997, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which subject the Company to credit risk consist of cash equivalents and trade accounts receivable. The risk with respect to cash equivalents is minimized by the Company's policies in which investments are placed with high credit quality financial institutions and the amount of exposure to any one financial institution is monitored. The risk with respect to trade accounts receivable is minimized by the credit worthiness of the Company's customers, the diversity of its customer base and their dispersion across a wide geographical area, as well as the Company's credit and collection policies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. One distributor accounted for approximately 11% and 13% of revenues in 1998 and 1997, respectively. Sales to international customers represented approximately 45% and 49% of revenues in 1998 and 1997, respectively.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees",
which is based on the intrinsic value method of measuring stock-based compensation. The Company has adopted the disclosure
only provisions   of Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which is based on the fair-value method of measuring stock-based compensation.

New Accounting Pronouncements

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

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management is evaluating the impact these standards may have on the Company's financial statement. The Company will adopt these new standards for the fiscal year ending September 30, 1999.

In June 1998, The Financial Accounting Standard board issued
SFAS No. 133, "Accounting of Derivative Instruments and
Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard for the fiscal year ending September 30, 2000. Management is evaluating the impact of SFAS No. 133 may have on the Company's financial statements.

Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.  Business Combination

In February 1998, Tytronics acquired substantially all of the assets of Micromet Instruments, Inc., a manufacturer of cure monitoring equipment, valued at $358,000, plus acquisition costs, for a cash payment of $150,000 and issued a note payable of $208,000. This acquisition was accounted for under the Purchase Method. No goodwill was recognized in this transaction

4.  Notes Payable to Banks

As of September 30,1997, the Company was a party to a combined line of credit and term loan of $1,500,000 with a bank collaterized by substantially all of the assets of the Company. As of September 23,1998, this combined line and term loan was increased to $1,750,000, of which $1,250,000 is for the line of credit and $500,000 is for the term loan. As of September 30, 1998 and 1997, the combined amounts outstanding under this agreement were $582,058 and $607,058, respectively. Advances under this line cannot exceed 75% of the company's eligible accounts receivable plus 20% of inventory, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of September 30,1998, the Company was in compliance with all covenants and ratios of this line of credit.

At September 30, 1998 and 1997 the Company had unused line of credit of $1,036,941 and $886,941, respectively.

5.  Long-Term Debt
Long-term debt consisted of the following at September 30:
                                                  1998            1997
Notes payable to bank, principal and
  interest payable monthly through July 1,
  2001, bearing interest at 2% above prime
  rate (10.25% at September 30, 1998)          $  368,999     $  493,999

Subordinated promissory notes payable to a
  shareholder, bearing interest payable
  monthly at 10% per annum; principal
  payable on November 23, 1999                    450,000        493,999

Promissory note payable to shareholder, bearing
  interest at 6% per annum, due in annual
  installments through January 2, 1999             75,000        125,000

Promissory note to shareholder, bearing interest
  at 10%, principal and interest are paid
  quarterly through 1998                                -         50,000

Subordinated note payable to Sirrom Capital due
  2003 at 13.75% interest per annum             2,000,000              -

Note due to Geo-Centers for acquisition of
  Micromet due 2000 bearing interest at 8.5%
  per annum                                       208,166              -

Promissory note due to Amisco bearing interest
  at 12%, due at December 1, 1999                 139,448              -
                                                  153,605        117,585
                                                _________      _________
                                                3,395,218      1,236,584
       less current portion                       561,441        299,335
                                                _________      _________
                                               $2,833,777     $  937,249
                                                =========      =========
In 1996, the Company extended repayment of a promissory note to a shareholder to November 23, 1999.

As of September 30, 1998 and 1997, approximately $21,000 and $41,000, respectively, was owed to the estate of a former shareholder.

The aggregate amounts of required principal payments on the Company's long-term debt at September 30, 1998 are as follows:

                        1999                    $  561,441
                        2000                       684,106
                        2001                       335,671
                        2002                       262,000
                        2003 and thereafter      1,552,000
                                                 _________
                                                $3,395,218
                                                 =========
As of September 29,1998, the Company was a party to a $2,000,000 subordinated loan with an investment banking firm collateralized by substantially all assets of the Company, second to the bank. This loan is due in five years, with interest-only payments for the first two years. The interest rate is 13.75%

In connection with the subordinated loan, the Company issued stock warrants to the investment banking firm to purchase an aggregate of 143,738 shares of the Company's common stock at an exercise price of $.50 per share. The warrants will expire on October 31, 2003.

6.  Certain Relationships and Related Transactions

The Company and Bantam Group, Inc. are parties to a month -to-month consulting agreement unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month for the fiscal years 1998 and 1997. Mr. Caruso, a director of the Company, is president of Bantam Group, Inc.


7.  Stockholders' Equity

Warrants

The Company granted warrants giving the holders the right to purchase 57,878 shares of common stock at a price of $2.61 per share, with an expiration date of November 23, 2000. The Company granted additional warrants giving the shareholders the right to purchase 106,936 shares of common stock at $3.73 per share. These warrants also expire on November 23, 2000. The Company granted warrants to the president of the Company giving him the right to purchase 1,453 shares of common stock at a price of $3.73 per share. These warrants were exercised in November 1997.

Effective September 30, 1997 the Company conducted a private placement selling 181,748 shares of common stock for $3.78 per share, receiving total net proceeds of $657,959. In connection with the private placement, the Company granted warrants to purchase an additional 181,748 shares of common stock at a price of $4.86 per share. The warrants expire September 30, 2002.

The Company also granted warrants to purchase 6,942 shares of common stock at a price of $3.78 per share in connection with a refinancing of notes payable to a bank July 24, 1997. The warrants expire July 24, 2002. The Company also granted warrants to purchase 23,943 shares of common stock at a price of $2.51 per share in connection with consultant work on September 30, 1996. The warrants expire September 30, 2004.

Option Agreement

Under the 1991 Stock Plan ( the "1991 Plan") , officers and employees of the Company may be granted "incentive stock options" (stock) ("ISO" or "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "Non-Qualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases").

The stock options are vested over a five year period, with 20% of the options vested every year.

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

The 1991 Plan authorizes the grant of Stock Rights to acquire 125,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

No options or rights were granted under the 1991 Plan during the 1998 fiscal year and no options were canceled during fiscal 1998. As of September 30, 1998, options to purchase 76,018 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and no options granted under the 1991 Plan had been exercised.

In addition, the Company has outstanding certain options which were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan.
These options include an option to purchase 18,512 shares of Common Stock held by a director of the Company and a former director of Tytronics Incorporated, and 18,512 shares held by a consulting company, and an option to purchase 4,628 shares of the Company's Common Stock held by a former director of Tytronics Incorporated.

7.  Stockholders' Equity (continued)

                                  1998                 1997

                                       Weighted              Weighted
                                       Average               Average
                                       Exercise              Exercise
                             Shares     Price     Shares       Price
                             ______    _________  ______     _________
Outstanding options at
  beginning of year           118,018    $1.69    108,760       $1.52
Granted                         4,628    $3.78      9,258       $3.78
Exercised                      (7,868)   $1.30          -
Terminated                    (17,588)   $2.92          -
Options due to Reorganization  20,480    $1.91
                              _______    _____    ________      _____
Outstanding options at end
  of year                    117,670     $1.77     118,018      $1.69
                              ======               ======
Exercisable at end of year    84,212     $1.53     79,140       $1.45
                              ======      ====     ======
Available for grant at end
  of year                      7,330               43,967
                              ======               ======

The following table represents weighted average price and life information about significant option groups outstanding at September 30, 1998:

                                   Options Outstanding      Options Exercisable
                _______________________________________________________________
                                 Weighted
                                 Average       Weighted               Weighted
Range of                         Remaining     Average                Average
Exercise        Number           Contractual   Exercise   Number      Exercise
Prices          Outstanding      Life (years)   Price     Exercisable Price

$1.30-$2.50      108,414           4.2          $1.60      83,286      $1.51
$3.78              9,256           9.1          $3.78         926      $3.78
                 _______                                   ______
                 117,670                                   84,212
                 =======                                   ======

The pro-forma net income, as if compensation cost for the Plans had been determined based on the fair value at the grant date, in accordance with the provisions of FAS 123, is not materially different from the actual reported net income for the years ended September 30, 1998 and 1997.

The fair value of options at the date of grant were estimated using the minimum value model with an estimated weighted average life of six years from the date of grant, assuming a risk free interest rate of approximately 6%. The Company does not intend to declare dividends on its common stock.

The effects on 1998 and 1997 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years.

7.  Stockholders' Equity (continued)

Preferred Stock

In conjunction with the Reorganization, 29,327 shares of Series A and Series
B preferred stock (collectively, preferred stock), outstanding at September 30, 1997 were exchanged for 149,276 shares of common stock.

Treasury Stock
At September 30, 1998 and 1997 the Company has 238,312 shares of common stock and 0 shares of preferred stock held in treasury. As part of the Reorganization, 17,395 shares were purchased back.

8.  Profit-Sharing Plan

The Company sponsors a 401(k) profit-sharing plan ("Plan") covering all employees of the Company having completed a minimum of six months of service. The Plan permits participants to make elective contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k), with a matching employer contribution. Participants become fully vested in the Company's matching contributions in their fifth year of service with the Company.

The Plan also permits the employer to make fully vested discretionary contributions to the plan allocated to participants' accounts based on their relative compensation.

Employer contributions were $8,194 and $5,401 in 1998 and 1997, respectively.

9.  Income Taxes

The provision for income taxes consisted of the following:

                                          1998           1997

Current income taxes:
  Federal                               $  12,000    $  58,000
  State                                    42,000       33,000
                                           ______       ______
  Total Current                            54,000       91,000
                                           ______       ______
Deferred income taxes:
  Federal                                  36,000      (50,000)
  State                                    11,000            0
                                           ______       _______
  Total Deferred                           47,000      (50,000)
                                         ________      ________
Total Provision                          $101,000      $41,000
                                         ========      =======

At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,722,000 expiring through 2012. As of September 30, 1998, the Company has available research and development credit carryforwards of approximately $25,500. Under Internal Revenue Code Section 382, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss and credit carryforwards which could be utilized.

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets are attributable to the following temporary differences at September 30:

                                        1998            1997

Deferred tax assets:

Accounts receivable allowances          $32,000         $24,800
Depreciation                                  0          32,300
Inventory                                38,000           8,200
Other accruals                           36,000          64,700
Tax Credits                              26,000          25,500
Net Operating loss carryforwards        586,000         721,000
AMT Credits                              79,000          70,000
                                         ______          ______
                                        797,000         946,500
Valuation Allowance                    (785,000)       (856,500)
                                         ______          ______
                                         12,000          90,000

Deferred tax liability:
  Depreciation and amortization          (6,000)        (40,000)
                                        _______         _______
Net deferred tax asset                 $  6,000         $50,000
                                        =======         =======

As required by FAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has recorded a valuation allowance of $785,000 to offset some of the net deferred tax assets as a result of the uncertainties surrounding the realization of the assets. The Company reduced its valuation allowance by $71,000 in 1998 based upon management's estimate of the amount of deferred tax assets that were more likely than not to be realized.

A reconciliation of the federal statutory income tax rate and the effective tax rate as a percentage of income (loss) before taxes and minority interest for the years ended September 30 is as follows:

                                        1998            1997

Federal statutory rate                  34.00%          34.00%
State taxes, net of federal benefit      7.91%           7.40%
Intangibles                              6.85%              -
Other permanent differences              2.02%           6.11%
Change in valuation allowance          (21.01%)         36.21%
Non-consolidated net operating losses                  (52.11%)
Other                                                    5.23%
                                        _____           _____
Effective tax rate                      29.77%          36.84%
                                        =====           =====

10. Operating Leases

The Company leases its facilities in Bedford under a lease which expires in October 1999 . The lease can be terminated by giving 90 days notice . The lease can be extended for an additional three years. The basic rent was $76,000 and $68,400 in fiscal 1998 and 1997, respectively. Future minimum lease payments will be $83,600 for fiscal 1999.

11. Cash Flow information
Supplemental disclosure of cash flow information for years ended September 30
is as follows:                             1998       1997

                Interest  paid            157,335    143,595
                Income taxes paid          24,200     38,800

Supplemental disclosure of non-cash investing and financing activities

The Company issued warrants with a value of $240,000 to an investment banking firm in fiscal year 1998.

The Company issued stock with a value of $1,165,000 to acquire the minority interest of Holometrix and Nametre of $232,206. Goodwill of $1,112,445,was created during this reorganization of the Company.

The Company purchased all of the assets of Micromet Instruments, Inc. Information related to this transaction is as follows:

                   Net assets acquired                         $358,000
                   Less note payable                            208,000
                                                               ________
                   Cash paid for acquisition                   $150,000

12. Subsequent Events

In October, 1998, in conjunction with the investment of Sirrom Capital Investment, the note payable of $208,000 for the purchase of Micromet Instruments was paid.