Form 10KSB/A
period 1998-09-30
METRISA INC
filed 1999-01-11
CIK 812151

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-KSB/A
                                  _____________

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

Transitional Small Business Disclosure Format  Yes      No   X

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA:
                                                1998            1997
STATEMENT OF INCOME DATA

  Net sales                                     $8,252,450      $7,974,919
  Net income                                    $  220,584      $  103,071
  Net income per Common share-basic and diluted $ 0.22 $ .12 Weighted average Common shares outstanding-
      basic and diluted                          1,022,911         862,070

CONSOLIDATED BALANCE SHEET DATA

  Working capital                               $3,263,552      $1,460,041

  Total assets                                  $8,207,908      $5,046,695

  Long-term obligations, excluding current      $2,833,777      $  937,249
  Portion
  Minority Interest                                      0      $  232,206
  Stockholders' Equity                          $2,778,539      $1,211,781

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

ITEM 7.  FINANCIAL STATEMENTS.

	The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through F-20. The financial statements filed in this Item 7 are as follows:

Item									Page

Reports of Independent Accountants                                       F1

Consolidated Balance Sheets - September 30, 1998 and 1997                F5
Consolidated Statements of Income for the years ended                    F6
September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended      F7
September 30, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended                F8
September 30, 1998 and 1997

Notes to Consolidated Financial Statements                               F9



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

METRISA, INC.


By: //JOHN A. HANNA, JR.//              Date:  January 11, 1999
   John A. Hanna, Jr.,
   Treasurer and Chief
   Financial Officer
   (Principal financial and accounting officer)

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

                                        PricewaterhouseCoopers LLP

December 3, 1998


Report of Independent Auditors

We have audited the consolidated balance sheet of Tytronics Incorporated
(now known as Metrisa, Inc., as more fully discussed in Note 1) as of September 30, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Holometrix, Inc., a majority-owned subsidiary, which statements reflect total assets of $2,710, 505 as of September 30, 1997 and total revenues of $4,528,631 for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Holometrix, Inc., is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tytronics Incorporated at September 30, 1997 and the consolidated results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.


		Ernst & Young, LLP



Boston, Massachusetts
December 12, 1997

{J:\clients\bus\h2148\0100\00053794.TXT;1}


Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Holometrix, Inc.
Bedford, Massachusetts

We have audited the consolidated balance sheet of Holometrix, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows (not presented separately herein) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 1997 financial statements of National Metal Refining Company, Inc. ("Nametre"), which statements reflect total assets of $1,245,027 as of September 30, 1997 and total revenues of $2,451, 575 for the year ended September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1997 amounts included for such subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the financial position of Holometrix, Inc. and subsidiary at September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

							BDO Seidman, LLP


Boston, Massachusetts
November 26, 1997
{J:\clients\bus\h2148\0100\00053793.TXT;1}

To the Stockholders and Directors of

National Metal Refining (Nametre) Company, Inc.


We have audited the accompanying balance sheet of National Metal Refining (Nametre) Company, Inc. as of September 30, 1997 and the related statements of changes in stockholders' equity, revenues and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of National Metal Refining (Nametre)Company, Inc. as of September 30, 1997 and the results of its operations and cash flows for the year then ended in conformity with g enerally accepted accounting principles.



					WILKIN & GUTTENPLAN, P.C.
					Certified Public Accountants



East Brunswick, New Jersey
November 20, 1997

{J:\clients\bus\h2148\0100\00053791.TXT;1}




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



                               METRISA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                          Retained                           Total
                              Preferred Stock   Common Stock   Additional Earnings                           Stock
                               Par Value        Par Value       Paid-In  (Accumulated    Treasury Stock      holders'
                              Shares   Amount  Shares  Amount   Capital   Deficit)      Shares    Amount     Equity
Balance, September 30, 1996   29,327 $29,327  680,322 $340,161   $518,642 ($81,379)   (224,460) ($356,000) $  450,751
Sale of common stock               -       -  181,748   90,874    567,085                                     657,959
Net income for year                -       -        -        -          -  103,071                            103,071
                              ______  ______  _______  _______  _________  _______    ________   ________
Balance, September 30, 1997   29,327  29,327  862,070  431,035  1,085,727   21,692    (224,460)  (356,000)  1,211,781
Exchange preferred for common(29,327)(29,327) 149,276   74,638  1,119,502        -           -          -   1,164,813
Exercise of stock options                      11,565    5,783      9,798                                      15,581

Repurchase of common stock                                                             (13,852)   (74,262)    (74,262)

Warrants issued                                                   240,042                                     240,042
Net income for year                                                        220,584                            220,584
                                                                           _______                          _________
Balance, September 30, 1998                $1,022,911 $511,456 $2,455,069 $242,276    $(238,312)$(430,262) $2,778,539
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

Equipment and fixtures consist of the following at September 30:

                                                  1998            1997

Furniture and  fixtures                      $   56,376      $   50,756
Leasehold improvements                           67,351          67,351
Machinery and equipment                         797,900         708,405
Demonstration equipment                         302,897         302,897
                                              _________       _________
                                              1,224,524       1,129,409
Accumulated depreciation                       (846,741)       (681,287)

                                              $ 377,783       $ 448,122
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

At September 30, 1998 and 1997 the Company had unused line of credit of $1,036,941 and $886,941, respectively.

5.  Long-Term Debt
Long-term debt consisted of the following at September 30:
                                                  1998            1997
Notes payable to bank, principal and
  interest payable monthly through July 1,
  2001, bearing interest at 2% above prime
  rate (10.25% at September 30, 1998)          $  368,999     $  493,999


Subordinated promissory notes payable to a
  shareholder, bearing interest payable
  monthly at 10% per annum; principal
  payable on November 23, 1999                    450,000        450,000


Promissory note payable to shareholder, bearing
  interest at 6% per annum, due in annual
  installments through January 2, 1999             75,000        125,000

Promissory note to shareholder, bearing interest
  at 10%, principal and interest are paid
  quarterly through 1998                                -         50,000

Subordinated note payable to Sirrom Capital due
  2003 at 13.75% interest per annum             2,000,000              -

Note due to Geo-Centers for acquisition of
  Micromet due 2000 bearing interest at 8.5%
  per annum                                       208,166              -

Promissory note due to Amisco bearing interest
  at 12%, due at December 1, 1999                 139,448              -
                                                  153,605        117,585
                                                _________      _________
                                                3,395,218      1,236,584
       less current portion                       561,441        299,335
                                                _________      _________
                                               $2,833,777     $  937,249
                                                =========      =========
In 1996, the Company extended repayment of a promissory note to a shareholder to November 23, 1999.

As of September 30, 1998 and 1997, approximately $21,000 and $41,000, respectively, was owed to the estate of a former shareholder.

The aggregate amounts of required principal payments on the Company's long-term debt at September 30, 1998 are as follows:

                        1999                    $  561,441
                        2000                       684,106
                        2001                       335,671
                        2002                       262,000
                        2003 and thereafter      1,552,000
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