Form 10QSB
period 1998-12-31
METRISA INC
filed 1999-02-11
CIK 812151

Page 1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended December 31, 1998

     Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from          to

                 Commission file number  0-16152

                          Metrisa, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                            04-2891557
     (State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation   or  Organization)           Identification Number)

        25 Wiggins Avenue, Bedford, Massachusetts  01730
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

Yes               No

As of December 31, 1998, 1,020,074 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes            No _______

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . ..  . . . . .      1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . .... .      2


PART I.     FINANCIAL INFORMATION (*)

  Item 1.  Condensed Consolidated Financial Statements Balance Sheets      3
           Statements of Loss . . . . . . . . . . . . . . . . . .  . .     5
           Statements of Cash Flows. . . . . . . . . . . . . . . . . .     6
           Notes to Condensed Consolidated Financial Statements.. . . . .  7

 Item  2.         Management's  Discussion  and  Analysis   of
                  Financial Condition and Results of Operations . .        9


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 12

   Item 2.        Changes in Securities . . . . . . . . . . . . .. .      12

   Item 3.        Defaults upon Senior Securities . . . . . . . . . .     12

   Item 4.        Submission of Matters to a Vote  of  Security
                  Holders . . . . . . . . . . . . . . . . . . . . . .     12

   Item 5.        Other Information . . . . . . . . . . . . . . .. . .    12

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . .. .      12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  .. . .    13


(*)  The  financial information at September 30,  1998  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                          METRISA, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS


                                 December 31,   September 30,
                                   1998            1998
                                 (Unaudited)           (*)
CURRENT ASSETS:

Cash and cash equivalents      $1,624,092     $ 2,469,053
Accounts receivable, less allowance
  for doubtful accounts of $78,500
      at December 31, 1998 and
      September 30, 1998        1,757,357       1,926,602
Inventories                     1,408,056       1,370,460
Other current assets              124,179          93,029

     TOTAL CURRENT ASSETS       4,913,684       5,859,144


EQUIPMENT AND FIXTURES - net      350,895         377,783

OTHER ASSETS - net              1,922,231       1,970,981

     TOTAL ASSETS              $7,186,810      $8,207,908


 The accompanying notes are an integral part of these financial statements.

(*)Balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   December 31,   September 30,
                                      1998           1998
                                   (Unaudited)         (*)
CURRENT LIABILITIES:
 Notes payable to bank        $     213,059   $    213,059
 Accounts payable                 1,053,262      1,312,773
 Accrued  expenses and other        410,785        508,319
 Current portion of long-term debt  399,775        561,441

TOTAL CURRENT LIABILITIES         2,076,881      2,595,592
Long- term debt,
      less current portion        2,695,172      2,833,777


Commitments

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value,
  2,000,000 shares authorized;
  1,020,074 and 1,022,911 shares
  issued and outstanding at
  December 31, 1998 and
  September 30, 1998, respectively  510,037        511,456
 Additional paid-in capital       1,995,939      2,455,069
 Retained earnings
  (accumulated deficit)            (78,229)        242,276
                                  2,427,747      3,208,801
Less: Treasury stock (at cost)     (12,990)      (430,262)

TOTAL STOCKHOLDERS' EQUITY        2,414,757      2,778,539

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $7,186,810     $8,207,908

 The accompanying notes are an integral part of these financial statements.
(*)Balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                               Three-Month Period Ended December
31,
                                  1998             1997

NET REVENUES                   $1,627,938       $1,634,223

COST OF SALES                     828,956          836,858

GROSS PROFIT                     798, 982          797,365

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          856,573          885,822

RESEARCH AND DEVELOPMENT          155,803          172,792

TOTAL OPERATING EXPENSE         1,012,376        1,058,614
`
LOSS FROM OPERATIONS            (213,394)        (261,249)

INTEREST EXPENSE - net          (107,111)         (27,282)
LOSS BEFORE MINORITY INTEREST   (320,505)        (288,531)

MINORITY INTEREST IN NET INCOME
 OF CONSOLIDATED  SUBSIDIARY            -          (2,318)

NET LOSS                      ( $320,505)      ( $290,849)


NET LOSS PER COMMON SHARE:
 basic and diluted                ($0.31)          ($0.34)

 Shares Outstanding--

 basic and diluted              1,020,074          862,070




 The accompanying notes are an integral part of these financial statements.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                              Three-Month Period Ended December 31
CASH FLOWS FROM OPERATING
ACTIVITIES:
                                          1998           1997
Net loss                                ($320,505)    ($290,849)
Adjustments to reconcile net loss to
net
cash provided by (used for)
operating activities:
 Depreciation and amortization              89,535        57,165
 Minority interest                            -            2,318

  Changes  in operating  assets  and
liabilities:
Accounts receivable                        169,245       373,718
Notes receivable                              -          100,000

Inventories                               (37,596)      (13,517)

Other current assets                      (31,150)      (36,914)

Accounts payable and accrued expenses    (357,045)     (450,187)

Net cash used for operating activities   (487,516)     (258,266)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Equipment and fixtures additions          (15,231)     (23,171)

 Decrease in other assets                     1,334        --
 Cash paid for Micromet acquisition       (208,166)        --
Net cash used for investing activities    (222,063)     (23,171)


CASH FLOWS FROM FINANCING
ACTIVITIES:
 Principal payments of long-term debt      (92,105)     (59,817)
 Proceeds from sale of common stock           --          11,416

 Purchase of treasury stock                (43,277)         --
 Net cash used for financing activities   (135,382)     (48,401)


Net decrease in cash and cash equivalents (844,961)    (329,838)


Cash and cash equivalents,
 beginning of period                      2,469,053      935,717

Cash  and cash equivalents,
 end of period                           $1,624,092     $605,879



 The accompanying notes are an integral part of these financial statements.
                  METRISA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. They include the accounts of Tytronics (defined below), and subsidiaries for the period ended December 30, 1997 and the accounts of Metrisa, Inc. including the effects of the Reorganization (defined below) from the closing date forward, for the period ended December 31, 1998.

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

     Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a recapitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa (formerly Holometrix) and Nametre under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre based on an independent valuation of Tytronics, Nametre, and Metrisa by an independent investment banker.

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

      The results of operations for the interim period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended and as of September 30, 1998 included in the Company's Annual Report on Form 10-KSB

Note B - Inventory
   Inventory consisted of the following at:
                         December 31, 1998     September 30, 1998
Raw materials                     $896,659               $858,241
Work-in-process                    290,003                263,213
Finished Goods                     221,394                249,006
                                $1,408,056             $1,370,460


Note C - Net Income/Loss Per Share
      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Outstanding options and warrants are inlcuded in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the period presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock. Net Income (loss) per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of income (loss) per share. The numerator (net income or loss) is the same for the basic and diluted computations.
                                               Three Month Period
                                               Ended December 31,
                                      1998                   1997
Basic shares                     1.020,074                862,070
Effect  of  dilutive                    --                     --
securities
Dilutive shares                  1,020,074                862,070

     The following table summarizes securities that were outstanding as of December 31, 1998 and 1997, but not included in the calculation of diluted income (loss) per share because such shares are antidilutive:
                                               Three Month Period
                                               Ended December 31,
                                      1998                   1997
Options                            151,580                 99,504
Warrants                           539,340                171,756
Preferred Stock                         --                149,276
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month Period Ended December 31, 1998, as Compared With the Three-Month Period Ended December 31, 1997
     Net Revenues in the first quarter of fiscal 1999 totaled $1,627,938 as compared to $1,634,223 in the comparable quarter of 1998, a decrease of $6,285. Revenues were basically the same from the first quarter of fiscal 1998 due to the decrease in sales to the southeast Asian countries from the Nametre division, offset by increased sales in the other divisions.

     Cost of sales decreased by $7,902, or 1%, from $836,858 (51% of sales) in the first quarter of fiscal 1998 to $828,956 (also
51% of sales) in the same period of fiscal 1999.

     Selling, general and administrative expenses decreased by $29,249, or 3%, from $885,822 (54% of sales) to $856,573 (53% of sales). The decrease was primarily a result of the consolidation of selling and marketing distribution, offset by increased general and administrative costs resulting from the amortization of expenses related to the Reorganization of the Company in April 1998, and the amortization of financing costs related to the $2,000,000 subordinated debt financing in September 1998.

     Research  and  development decreased $16,989  from  $172,792
(11% of sales) to $155,803 (10% of sales). This decrease is a result of consolidating of expenses as a consequence of the Reorganization.

     Loss from operations was $213,394 in the first quarter of fiscal 1999, compared with a loss of $261,249 in the comparable period of fiscal 1998. Net loss was $320,505 in the first quarter of 1999 compared to a net loss of $290,849 in the first period of 1998. This increased loss was a result of increased interest expenses associated with the subordinated debt financing.

LIQUIDITY AND CAPITAL RESOURCES
     Total Assets decreased by $1,021,098 (12%) in the first quarter of fiscal 1998, from $8,207,908 to $7,186,810. Cash decreased by $844,961, primarily due to the completion of the payment of debt associated with the acquisition of Micromet, expenses associated with the funding of the $2,000,000 subordinated debt financing, and its associated interest expenses, and payment of extended payables. Due to increased collection activity, accounts receivable decreased by $169,245. Inventories increased by $37,596, other current assets increased by $31,150 and equipment and fixtures decreased by $26,888 primarily due to depreciation. Other assets decreased by $48,750 mainly due to amortization.

     Total Liabilities decreased by $657,316, primarily due to a decrease in accounts payable of $259,511, a decrease of $97,534 in accrued expenses, and a decrease of $300,271 in long-term debt. Accounts payable decreased by $259,511 from $1,312,773 at September 30, 1998 to $1,053,262 at December 31, 1998 due to payment of extended payables, payment of commissions due to Manufacturers' representatives and expenses associated with the $2,000,000 subordinated debt financing.

     Accrued expenses decreased by $97,534, from $508,319 at September 30, 1998 to $410,785 at December 31, 1998 primarily because of payment of taxes. Long-term debt decreased by $300,271 from $3,395,218 at September 30, 1998 to $3,094,947 at
December 31, 1998 due to the retiring of debt associated with the Micromet acquisition, and a portion of other long-term debt obligations.

     Operating cash flows were negative in the first quarter of fiscal 1999, amounting to $487,516 as compared to a negative $258,266 in the comparable quarter of fiscal 1998. Operating cash flows approximated the sum of net loss of $320,505 plus depreciation and amortization of $89,535, with decreases in accounts receivable of $169,245, offset by increases in inventory of $37,596 and other current assets of $31,150 and a decrease in accounts payable and accrued expenses of $357,045.

     The Company funded increases in equipment and fixtures of $15,231 along with a decrease in other assets of $1.334. Decrease in long-term debt of $300,271 resulted from the payment of the remainder of the purchase of the Micromet acquisition, in the amount of $208,166, and other long-term debt.

     The net affect of these transactions was a decrease in cash of $844,961, providing cash at the end of the first quarter of fiscal 1999 of $1,624,092.

     As of December 31, 1998 the Company had an outstanding order backlog for product and services of approximately $978,900, as compared to a backlog of $1,031,000 as of December 31, 1997. The Company believes substantially all of the $978,900 backlog will be realized in fiscal 1999.

Notes Payable Line of Credit
      As of December 31, 1997, the Company was party to a Silicon Valley Bank combined line of credit and term loan of $1,500,000, secured by substantially all assets of the Company. As of September 23, 1998, this line was increased to $1,750,000. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of December 31, 1998, the Company was in compliance with all covenants and ratios of this line of credit.

      As of September 29, 1998, the company was party to a $2,000,000 subordinated debt financing agreement with its subordinated debt lender secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years.

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

     The Company has evaluated its instruments and associated software and has found them to be Y2K compliant, since the software does not rely on any date-related information for its normal operation.

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

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

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






Date:  February 10, 1999