Form 10QSB/A
period 1998-12-31
METRISA INC
filed 1999-02-19
CIK 812151

Page 7
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

                          FORM 10-QSB/A

                       QUARTERLY REPORT

                       TABLE OF CONTENTS





Facing Page . . . . . . . . . . . . . . . . . . . . . . .. . . .      1
Table of Contents . . . . . . . . . . . . . . . . . .  . . . .        2

PART I.     FINANCIAL INFORMATION (*)
  Item 1.        Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . . .     3
           Statements of Loss . . . . . . . . . . . . . . . . . .     5
           Statements of Cash Flows. . . . . . . . . . . . . . ..     6
           Notes to Condensed Consolidated Financial Statements... .  7
    Item  2.         Management's  Discussion  and  Analysis   of
                     Financial Condition and Results of Operations_   9
PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . . . . . . . . . . .. . 12
   Item 2.        Changes in Securities . . . . . . . . . . . . .    12
   Item 3.        Defaults upon Senior Securities . . . . . . . .    12
   Item  4.       Submission of Matters to a Vote  of  Security
                     holders . . . . . . . . . . .                   12
   Item 5.        Other Information . . . . . . . . . . . . . . .    12
   Item 6.        Exhibits and Reports on Form 8-K . . . . . . . .   12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  .    13


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
        CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   December 31,   September 30,
                                       1998            1998
                                   (Unaudited)         (*)
CURRENT LIABILITIES:
 Notes payable to bank        $     213,059   $    213,059
 Accounts payable                 1,053,262      1,312,773
 Accrued  expenses and other        410,785        508,319
 Current portion of long-term debt  849,775        561,441

TOTAL CURRENT LIABILITIES         2,526,881      2,595,592
Long- term debt,
        less current portion      2,245,172      2,833,777


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
            CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                           (Unaudited)

                               Three-Month Period Ended December 31,
                                  1998             1997

NET REVENUES                   $1,627,938       $1,634,223

COST OF SALES                     828,956          836,858

GROSS PROFIT                     798, 982          797,365

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          856,573          885,822

RESEARCH AND DEVELOPMENT          155,803          172,792

TOTAL OPERATING EXPENSE         1,012,376        1,058,614
`
LOSS FROM OPERATIONS            (213,394)        (261,249)

INTEREST EXPENSE - net          (107,111)         (27,282)

LOSS BEFORE MINORITY INTEREST   (320,505)        (288,531)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY                -          (2,318)

NET LOSS                      ( $320,505)      ( $290,849)


NET LOSS PER COMMON SHARE:
      basic and diluted           ($0.31)          ($0.34)

 Shares Outstanding--basic      1,020,074          862,070
 and diluted







 The accompanying notes are an integral part of these financial statements.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                              Three-Month Period Ended December 31
CASH FLOWS FROM OPERATING ACTIVITIES:       1998           1997

Net loss                                  ($320,505)    ($290,849)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
 Depreciation and amortization               89,535        57,165
 Minority interest                                          2,318
Changes  in operating  assets  and liabilities:
 Accounts receivable                        169,245       373,718
 Notes receivable                             --          100,000
 Inventories                                (37,596)      (13,517)
 Other current assets                       (31,150)      (36,914)
 Accounts payable and accrued expenses     (357,045)     (450,187)
 Net cash used for operating activities    (487,516)     (258,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions           (15,231)      (23,171)
 Decrease in other assets                     1,334           --
 Cash paid for Micromet acquisition        (208,166)          --
Net cash used for investing activities     (222,063)       (23,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal  payments  of  long-term debt   (92,105)       (59,817)

  Proceeds from sale of common stock          --            11,416

Purchase of treasury stock                  (43,277)          --
  Net cash used for financing activities   (135,382)       (48,401)

Net decrease in cash and cash equivalents  (844,961)      (329,838)

Cash and cash equivalents,
 beginning of period                      2,469,053        935,717

Cash  and cash equivalents,
 end  of period                          $1,624,092       $605,879






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