Form 10QSB
period 1999-03-31
METRISA INC
filed 1999-05-13
CIK 812151

Page 15
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


   Quarterly Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934
             For the quarterly period ended March 31, 1999
   Transition Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from         to



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

Yes               No

As of March 31, 1999, 1,020,074 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS



Facing Page . . . . . . . . . . . . . . . . . . . . . . . . . . . ..... 1

Table of Contents . . . . . . . . . . . . . . . . . .  . . . . . ...... 2


PART I.    FINANCIAL INFORMATION (*)

  Item 1.  Condensed Consolidated Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . . ......  3
           Statements of Operations. . . . . . . . . . . . . . .... ..  5
           Statements of Cash Flows. . . . . . . . . . . . . . . .....  7
           Notes to Condensed Consolidated Financial Statements.......  8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and
                     Results of Operations . . . _____________. ....   10


PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings . . . . . . . . . . . . . . ...... 14

   Item 2.        Changes in Securities . . . . . . . . . . . . ...... 14

   Item 3.        Defaults upon Senior Securities . . . . . . . . .....14

   Item  4.       Submission of Matters to a Vote of SecurityHolders.. 14

   Item 5.        Other Information . . . . . . . . . . . . . . . . .  14

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . .      14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  . .    15


(*)  The  financial information at September 30,  1998  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                          METRISA, INC.
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                    March 31,   September 30,
                                      1999         1998
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents      $1,598,726     $ 2,469,053
Accounts receivable, less allowance
  for doubtful accounts of $78,500
      at March 31, 1999 and
      September 30, 1998        1,514,517       1,926,602
Inventories                     1,425,392       1,370,460
Other current assets              110,783          93,029

     TOTAL CURRENT ASSETS       4,649,418       5,859,144


EQUIPMENT AND FIXTURES - net      342,041         377,783

OTHER ASSETS - net              1,857,807       1,970,981

     TOTAL ASSETS              $6,849,266      $8,207,908



 The accompanying notes are an integral part of these financial statements.
(*)Balance sheet at September 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
             CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                        March 31, September 30,
                                          1999      1998
                                                     (*)
CURRENT LIABILITIES:
 Notes payable to bank        $     408,059   $    213,059
 Accounts payable                 1,216,192      1,312,773
 Accrued expenses and other         377,266        508,319
 Current portion of long-term debt  679,323        561,441

TOTAL CURRENT LIABILITIES         2,680,840      2,595,592
Long- term debt,
 less current portion             2,028,036      2,833,777


Commitments

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value,
 4,000,000 shares
  authorized; 1,020,074 and 1,022,911
  shares issued and outstanding at
  March 31, 1999 and September 30, 1998,
  respectively                      510,037        511,456
 Additional paid-in capital       1,982,949      2,455,069
 Retained earnings
 (accumulated deficit)            (352,596)        242,276
                                  2,140,390      3,208,801
Less: Treasury stock (at cost)       --          (430,262)

TOTAL STOCKHOLDERS' EQUITY        2,140,390      2,778,539

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                        $6,849,266     $8,207,908


 The accompanying notes are an integral part of these financial statements.

(*)Balance sheet at September 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                               Three-Month Period Ended March 31,
                                  1999             1998

NET REVENUES                   $1,959,121       $1,904,359

COST OF SALES                     912,814          819,302

GROSS PROFIT                    1,046,307        1,085,057

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        1,053,238          831,210

RESEARCH AND DEVELOPMENT          176,361          165,307

TOTAL OPERATING EXPENSE         1,229,599          996,517

INCOME (LOSS) FROM OPERATIONS   (183,292)           88,540

INTEREST EXPENSE - net           (66,035)         (37,594)
INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST          (249,327)           50,946

INCOME TAXES                       25,040         (14,481)
INCOME (LOSS) BEFORE MINORITY
      INTEREST                  (274,367)           65,427

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED SUBSIDIARY                --         (15,027)

NET INCOME (LOSS)              ($274,367)          $50,400


NET INCOME (LOSS) PER COMMON SHARE:
  BASIC AND DILUTED               ($0.27)            $0.06

SHARES OUTSTANDING-BASIC AND
  DILUTED                         1,020,074         862,070


 The accompanying notes are an integral part of these financial statements.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                             Six-Month Period Ended March 31,
                                      1999             1998

NET REVENUES                   $3,587,059       $3,538,582

COST OF SALES                   1,741,770        1,656,160

GROSS PROFIT                    1,845,289        1,882,422

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        1,909,811        1,717,032

RESEARCH AND DEVELOPMENT          332,164          338,099

TOTAL OPERATING EXPENSE         2,241,975        2,055,131

INCOME (LOSS) FROM OPERATIONS   (396,686)        (172,709)

INTEREST EXPENSE - net          (173,146)         (64,876)
LOSS BEFORE INCOME TAX AND
  MINORITY INTEREST             (569,832)        (237,585)

INCOME TAXES                       25,040         (14,481)
LOSS BEFORE MINORITY INTEREST  ($594,872)        (223,104)

MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED  SUBSIDIARY               --           17,345

NET LOSS                      ( $594,872)      ( $240,449)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED                 ($0.58)          ($0.28)

SHARES OUTSTANDING-BASIC AND
  DILUTED                        1,020,074         862,070




 The accompanying notes are an integral part of these financial statements.

                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                             Six-Month Period Ended March 31,
                                      1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         ($594,872)       ($240,449)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
 Depreciation and amortization      176,761          123,409
 Minority interest                       --           17,345
 Changes in operating assets and liabilities:
  Accounts receivable               412,085         (46,553)
  Notes receivable                       --          100,000
  Inventories                      (54,932)           50,285
  Other current assets             (17,754)           20,789
  Accounts payable and
   accrued expenses               (227,634)        (283,420)
      Net  cash  used
        for operating activities  (306,346)        (258,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions  (46,191)         (54,281)
 Increase in other assets            18,346        (129,817)
 Cash Paid for Micromet Acquisition    --          (150,000)
    Net cash used for
      investing activities         (27,845)        (334,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Stock   --              12,623
 Increase in bank line of credit    195,000             --
 Purchase of Treasury Stock        (43,277)         (16,998)
 Payment of note payable
   for Micromet Acquisition       (208,166)             --
 Principal payments of
   long-term debt                 (479,693)         (83,225)
 Net cash used for
   financing activities           (536,136)         (87,600)

Net decrease in cash and
   cash equivalents               (870,327)        (680,292)

Cash  and  cash  equivalents,
   beginning of  period           2,469,053          935,717

Cash and cash equivalents,
   end of period                 $1,598,726       $  255,425



 The accompanying notes are an integral part of these financial statements.

                           METRISA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

Note A - Basis of Presentation
   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. They include the accounts of Tytronics (defined below), and subsidiaries for the period ended March 31, 1998 and the accounts of Metrisa, Inc. including the effects of the Reorganization (defined below) from the closing date forward, for the period ended March 31, 1999.

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

  A 50:1 reverse stock split was effected in May 1998 in connection with the Company's Reorganization and resulting re-capitalization. In addition, the Company's Certificate of Incorporation was amended to change its authorized common stock and par value to 2,000,000 shares with a $.50 par value. At the Annual Meeting held on March 4, 1999, the authorized shares of common stock were increased to 4,000,000 shares. All net income per share information and common stock information presented in the accompanying consolidated financial statements and notes to the financial statements have been retroactively restated to reflect the stock split and re-capitalization.

   The results of operations for the interim period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of September 30, 1998 included in the Company's Annual Report on Form 10-KSB

Note B - Inventory
   Inventory consisted of the following at:
                            March 31, 1999     September 30, 1998
       Raw materials            $1,130,402               $858,241
     Work-in-process                63,738                263,213
      Finished Goods               231,252                249,006
                                $1,425,392             $1,370,460

Note C - Net Income/Loss Per Share
   In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the period presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock. Net income (loss) per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of income (loss) per share. The numerator (net income or loss) is the same for the basic and diluted computations.
                       Three Month Period  and Six Month Period
                                            Ended March 31,
                                      1999                   1998

        Basic shares             1,020,074                862,070
 Effect of dilutive securities      --                     --
     Dilutive shares             1,020,074                862,070

  The following table summarizes securities that were outstanding as of March 31, 1999 and 1998, but not included in the calculation of diluted income (loss) per share because such shares are antidilutive:
                   Three Month Period  and Six Month Period Ended
                                              March 31,
                                      1999                   1998
             Options               172,980                 99,504
            Warrants               539,340                171,756
     Preferred Stock                    --                149,276

Note D - Supplemental Disclosure of Cash Flow Information
   In February 1998, Tytronics acquired substantially all of the assets of Micromet Instruments, Inc., with a payment of cash of $150,000 and a note payable of $208,000. Information related to this transaction is as follows:

 Net Assets Acquired             $358,000
   Less Note Payable             $208,000
       Cash Paid for             $150,000
         Acquisition
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month Period Ended March 31,1999 as Compared With the Three-Month Period Ended March 31,1998
  Net Revenues in the second quarter of fiscal 1999 totaled $1,959,121 as compared to $1,904,359 in the comparable quarter of 1998, an increase of $54,762. This 3% increase was primarily a result of increased sales from the Tytronics division offset by a decrease in sales to the southeast Asian countries from the Nametre division.
  Cost of sales increased by $93,512, or 11%, from $819,302 (43% of sales) in the second quarter of 1998, to $912,814 (47% of sales) in the same period of fiscal 1999. This increase in cost of sales is attributed primarily to the decrease in higher gross margin sales in the Nametre division along with an unfavorable mix of product shipments in the Holometrix-Micromet division.
  Selling, general and administrative expenses increased by $222,028, or 27%, from $831,210 (44% of sales) to $1,053,238 (54%
of sales). This increase was a result of a combination of increased selling and marketing costs resulting from increased selling and marketing support efforts, as well as increased general and administrative costs resulting from the amortization of expenses related to the Reorganization of the Company in April 1998, and the amortization of financing costs related to the $2,000,000 subordinated debt financing in September 1998.
  Research and development increased $11,054 from $165,307 (9% of sales) to $176,361 (also 9% of sales).
  Loss from operations was $183,292 in the second quarter of fiscal 1999, compared with income of $88,540 in the comparable period of fiscal 1998. Net loss was $274,367 in the second quarter of fiscal 1999, compared with net income of $50,400 in the second quarter of 1998. The net loss was also effected by increased interest expenses associated with the subordinated debt financing.

Six-Month Period Ended March 31,1999 as Compared With the Six-Month period Ended March 31,1998
  Net Revenues in the first half of fiscal 1999 totaled $3,587,059 as compared to $3,538,582 in the comparable period of 1998, an increase of $48,477. This 1% increase was primarily a result of slightly increased sales in all divisions except Nametre, where sales to the southeast Asian countries decreased.
  Cost of sales increased by $85,610, or 5%, from $1,656,160 (47% of sales) in the first half of 1998, to $1,741,770 (49% of sales) in the same period of fiscal 1999. This increase in cost of sales is attributed primarily to a decrease in higher gross margin sales in the Nametre division along with an unfavorable mix of product shipments in the Holometrix-Micromet division.
  Selling, general and administrative expenses increased by $192,779, or 11%, from $1,717,032 (49% of sales) to $1,909,811 (53%
of sales). This increase was a result of a combination of increased selling and marketing costs resulting from increased selling and marketing support efforts, as well as increased general and administrative costs resulting from the amortization of expenses related to the Reorganization of the Company in April 1998, and the amortization of financing costs related to the $2,000,000 subordinated debt financing in September 1998.
  Research and development basically remained constant, decreasing only $5,935 from $338,099 (10% of sales) to $332,164 (9% of sales).
  Loss from operations was $396,686 in the first half of fiscal 1999, compared with a loss of $172,709 in the comparable period of fiscal 1998. Net loss was $594,872 in the first half of fiscal 1999, compared with net loss of $240,449 in the first half of 1998. The net loss was also effected by interest expenses associated with the subordinated debt financing.

LIQUIDITY AND CAPITAL RESOURCES
  Total Assets decreased by $1,358,642 (17%) in the first half of fiscal 1999, from $8,207,908 at September 30,1998 to $6,849,266 at
March 31,1999. Cash decreased by $870,327, primarily due to the completion of the payment of debt associated with the acquisition of Micromet, expenses associated with the funding of the $2,000,000 subordinated debt financing and its associated interest expenses, and payment of extended payables. Due to increased collection activity, accounts receivable decreased by $412,085 in the first half of fiscal 1999. Inventories increased by $54,932, other current assets increased by $17,754, and equipment and fixtures decreased by $35,742, primarily due to depreciation. Other assets decreased by $113,174, mainly due to amortization.
  Total Liabilities decreased by $720,493 in the first half of fiscal 1999, primarily due to a decrease in accounts payable of $96,581, a decrease of $131,053 in accrued expenses, and a decrease of $687,859 in long-term debt, offset by an increase of $195,000 in notes payable to bank. Accounts payable decreased by $96,581 from $1,312,773 at September 30, 1998 to $1,216,192 at March 31,1999 due
to payment of extended payables, payment of commissions due to Manufacturers' representatives and expenses associated with the $2,000,000 subordinated debt financing.
  Accrued expenses decreased by $131,053, from $508,319 at September 30,1998 to $377,266 at March 31,1999, primarily because of payment of taxes. Long-term debt decreased by $687,859 from $3,395,218 at September 30, 1998 to $2,707,359 at March 31,1999,
due to the retiring of debt associated with the Micromet acquisition and a portion of other long-term obligations, plus a reclassification and transfer of $195,000 to notes payable to bank.
  Cash flows were negative in the first half of fiscal 1999, amounting to $870,327 as compared to a negative $680,292 in the comparable period of fiscal 1998. Operating cash flows were also negative at $306,346, compared to $258,594 for the same period in fiscal 1998. Operating cash flows approximated the sum of the net loss of $594,872 less depreciation and amortization of $176,761, with decreases in accounts receivable of $412,085, offset by increases in inventory and other current assets of $54,932 and $17,754, respectively, and a decrease in accounts payable and accrued expenses of $227,634.
  The Company funded increases in equipment and fixtures of $46,191 along with an increase in other assets of $18,346. The decrease in long-term debt of $687,859 resulted from the payment of the remainder of the purchase of the Micromet acquisition in the amount of $208,166, the reclassi-fication and transfer of $195,000 to bank line of credit, and payment of other long-term debt.
  The net affect of these transactions was a decrease in cash of $870,327, providing cash at the end of the first half of fiscal 1999 of $1,598,726.
  As of March 31, 1999, the Company had an outstanding order backlog for product and services of approximately $1,180,000 as compared to a backlog of $819,000 as of March 31,1998. The Company believes substantially all of the current backlog will be realized in fiscal 1999.


Notes Payable Line of Credit
   The Company is party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000, secured by substantially all assets of the Company. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 15% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of March 31, 1999, the Company was in compliance with all covenants and ratios of this line of credit.

   As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Sirrom Investments, Inc. ("Sirrom"), secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years.

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

    The Company has evaluated its instruments and associated software and has found them generally to be Y2K compliant, since most of the software does not rely on any date-related information for its normal operation.

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

Item 2.        Changes in Securities
      Not applicable.

Item 3.Defaults Upon Senior Securities
      Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders
      The Company's Annual Meeting of Stockholders was held March 4, 1999 to consider the election of Joseph J. Caruso, Joaquim S.S. Ribeiro, Emile Sayegh, Edward J. Stewart, III, Salvatore
      J. Vinciquerra and John E. Wolfe as Directors. Stockholders also considered an amendment to the Company's Certificate of Incorporation to increase the number of the Company's authorized shares of common stock, $.50 par value, from 2,000,000 to 4,000,000 shares, to approve an amendment to the Company's 1991 Stock Plan, to increase the number of shares of the Company's common stock, $.50 par value, reserved for issuance thereunder from 60,000 shares to 125,000 shares, and to approve the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending
      September 30, 1999. All matters considered were approved by the Stockholders of the Company.
      The following table indicates the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter considered at the Company's 1999 Annual Stockholders Meeting.
        Items Considered           Votes     Votes   Abstenti
                                    For     Against     ons
1.To fix the number of Directors    688,219     7,950    79,383
at six (6)
2.Election of Nominated Officers    765,752       800        --
3.Approval of the increase in the
number of
  authorized shares of the         687,713     9,226    69,613
Company's
  common stock
4.Approval of the amendment to
the Company's                      670,966     1,316    69,713
  1991 Stock Plan
5.Approval of the appointment of
  PricewaterhouseCoopers LLP       696,919        --    69,633

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



                            Metrisa, Inc.



                            By: /s/ John E. Wolfe
                              John E. Wolfe
                              President and Chief Financial Officer






Date:  May 13, 1999