Form 10QSB
period 1999-06-30
METRISA INC
filed 1999-08-12
CIK 812151

Page 4
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


   Quarterly Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934
             For the quarterly period ended June 30, 1999
   Transition Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from         to



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

Yes               No

As of June 30, 1999, 1,020,174 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes      No

                           FORM 10-QSB

                        QUARTERLY REPORT

                        TABLE OF CONTENTS

Facing Page_________________________________________________  1

Table of Contents___________________________________________  2


PART I.     FINANCIAL INFORMATION (*)

   Item 1.  Condensed Consolidated Financial Statements
               Balance Sheets_______________________________  3
               Statements of Operations_____________________ 5 Statements of Cash Flows_____________________ 7
               Notes to Condensed Consolidated
                          Financial Statements______________  8

   Item 2. Management's  Discussion  and  Analysis of
           Financial Condition And Results of Operations_____ 11

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings_________________________________ 15

   Item 2. Changes in Securities_____________________________ 15

   Item 3. Defaults upon Senior Securities___________________ 15

   Item 4. Submissions of Matters to a
              Vote of Security Holders_______________________ 15

   Item 5. Other Information_________________________________ 15

   Item 6. Exhibits and Reports on Form 8-K__________________ 15

SIGNATURES___________________________________________________ 16



(*)  The  financial information at September 30,  1998  has  been
  taken from the audited financial statements at that date.   All
  other financial statements are unaudited.
PART I.                   FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                          METRISA, INC.
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (Unaudited)

                                 June 30,    September 30,
                                   1999            1998
                                                    (*)
CURRENT ASSETS:

Cash and cash equivalents      $1,273,919     $ 2,469,053
Accounts receivable, less allowance
  for doubtful accounts of $78,500
      at June 30, 1999 and
      September 30, 1998        2,184,819       1,926,602
Inventories                     1,374,753       1,370,460
Other current assets              101,136          93,029

     TOTAL CURRENT ASSETS       4,934,627       5,859,144


Equipment and Fixtures - net      407,296         377,783

Other Assets - net              1,819,787       1,970,981

     TOTAL ASSETS              $7,161,710      $8,207,908



 The accompanying notes are an integral part of these financial statements.

(*)Balance sheet at September 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.
                          METRISA, INC.
             CONSOLIDATED BALANCE SHEETS - Continued
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (Unaudited)
                                   June 30,   September 30,
                                      1999           1998
                                                     (*)
CURRENT LIABILITIES:
 Notes payable to bank            $ 488,938      $ 213,059
 Accounts payable                 1,634,620      1,312,773
 Accrued expenses and other         276,836        508,319
 Current portion of long-term debt  534,753        561,441

TOTAL CURRENT LIABILITIES         2,935,147      2,595,592
Long- term debt,
 less current portion             2,033,528      2,833,777


Commitments

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 4,000,000 shares
  authorized; 1,020,174 and 1,022,911 shares
  issued and outstanding at June 30, 1999
  and September 30, 1998,
  respectively                      510,087        511,456
 Additional paid-in capital       1,983,079      2,455,069
 Retained earnings
  (accumulated deficit)            (300,131)       242,276
                                ------------    ----------
                                  2,193,035      3,208,801
Less: Treasury stock (at cost)       --           (430,262)

TOTAL STOCKHOLDERS' EQUITY        2,193,035      2,778,539

  TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY             $7,161,710     $8,207,908


 The accompanying notes are an integral part of these financial statements.

(*)Balance sheet at September 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                              Three-Month Period Ended June 30,
                                  1999             1998

NET REVENUES                   $2,186,430       $2,141,178

COST OF SALES                     946,778          990,772

GROSS PROFIT                    1,239,652        1,150,406

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          964,674          867,806

RESEARCH AND DEVELOPMENT          157,320          168,577

TOTAL OPERATING EXPENSES        1,121,994        1,036,383

INCOME FROM OPERATIONS            117,658          114,023

INTEREST EXPENSE - net             83,456           15,781

INCOME BEFORE INCOME TAX
  AND MINORITY INTEREST            34,202           98,242

INCOME TAXES                     (18,263)               --

INCOME BEFORE MINORITY INTEREST    52,465           98,242

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED SUBSIDIARY              --               --

NET INCOME                        $52,465          $98,242


NET INCOME PER COMMON SHARE:
  BASIC                             $0.05            $0.10
  DILUTED                            0.05             0.10
SHARES OUTSTANDING:
  BASIC                         1,020,174        1,022,822

  DILUTED                       1,115,552        1,022,822


 The accompanying notes are an integral part of these financial statements.
                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                              Nine-Month Period Ended June 30,
                                  1999             1998

NET REVENUES                   $5,773,489       $5,679,760

COST OF SALES                   2,688,548        2,646,932

GROSS PROFIT                    3,084,941        3,032,828

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        2,874,485        2,576,275

RESEARCH AND DEVELOPMENT          489,484          506,740

TOTAL OPERATING EXPENSES        3,363,969        3,083,015

LOSS FROM OPERATIONS            (279,028)         (50,187)

INTEREST EXPENSE - net            256,602           75,288

LOSS BEFORE INCOME TAX AND
  MINORITY INTEREST             (535,630)        (125,475)

INCOME TAXES                        6,777               --

LOSS BEFORE MINORITY INTEREST  ($542,407)        (125,475)

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED  SUBSIDIARY             --           17,345

NET LOSS                      ( $542,407)      ( $142,820)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED                 ($0.53)          ($0.14)

SHARES OUTSTANDING-BASIC AND
  DILUTED                       1,020,174        1,022,822



 The accompanying notes are an integral part of these financial statements.

                          METRISA, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                   Nine-Month Period Ended June
30,
                                      1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                       $  (542,407)     $  (142,820)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

 Depreciation and amortization      269,384          209,966
 Minority interest                       --               --
 Changes in operating assets and liabilities:
  Accounts receivable             (258,217)           91,779
  Notes receivable                       --               --
  Inventories                       (4,293)          257,816
  Other current assets              (8,107)         (38,622)
  Accounts payable
    and accrued expenses            90,364         (784,675)
      Net  cash  used
 for operating activities         (453,276)        (406,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment and fixtures additions (156,792)         (67,158)
 Increase in other assets             9,089         (49,842)
 Cash Paid for Micromet Acquisition      --        (150,000)
    Net cash used for             ---------        ---------
      investing activities        (147,703)        (267,000)
                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Stock     180           15,785
 Increase in bank line of credit    275,879          100,000
 Purchase of Treasury Stock        (43,277)         (42,128)
 Payment of note payable
   for Micromet Acquisition       (208,166)               --
 Principal payments
   of long-term debt              (618,771)          107,999
   Net cash used                  ---------          -------
     for financing activities     (594,155)          181,656
                                  _________          _______
Net decrease in cash
  and cash equivalents          (1,195,134)        (491,900)

Cash  and  cash  equivalents,
  beginning of  period            2,469,053          935,717
                                -----------        ---------
Cash and cash equivalents,
  end of period                  $1,273,919       $  443,817



 The accompanying notes are an integral part of these financial statements.

                           METRISA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

Note A - Basis of Presentation
   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. They include the accounts of Tytronics (defined below), and subsidiaries for the period ended April 30, 1998 and the accounts of Metrisa, Inc. including the effects of the Reorganization (defined below) from the closing date (May 1, 1998) forward.

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

  A 50:1 reverse stock split was also effected in May 1998 in connection with the Company's Reorganization and resulting re-capitalization. In addition, the Company's Certificate of Incorporation was amended to change its authorized common stock and par value to 2,000,000 shares with a $.50 par value. At the Annual Meeting held on March 4, 1999, the authorized shares of common stock were increased to 4,000,000 shares. All net income per share information and common stock information presented in the accompanying consolidated financial statements and notes to the financial statements have been retroactively restated to reflect the stock split and re-capitalization.

   The results of operations for the interim period reported are not necessarily indicative of those that may be expected for the full year. The accompanying financial information is unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the operating results of the period have been included. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of September 30, 1998 included in the Company's Annual Report on Form 10-KSB. Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation.




Note B - Inventory
   Inventory consisted of the following at:
                             June 30, 1999     September 30, 1998
       Raw materials             $ 931,830               $858,241
     Work-in-process               227,319                263,213
      Finished Goods               215,604                249,006
                                ----------              ---------
                               $ 1,374,753             $1,370,460

Note C - Net Income/Loss Per Share
   In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the three month period presented, except for 143,738 of warrants for common shares issued to Sirrom Capital Corporation (now Finova), the exercise price of all other options and warrants was greater than the average market price of the Company's common stock. Net income (loss) per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128. The following is a reconciliation of the denominator (number of shares) used in the computation of income (loss) per share. The numerator (net income or loss) is the same for the basic and diluted computations.



                                Three Month Period Ended June 30,
                                      1999                   1998
        Basic shares             1,020,174              1,022,822
        Effect of
 dilutive securities                95,378                      -
                                 ---------              ---------
     Dilutive shares             1,115,552              1,022,822





                                 Nine Month Period Ended June 30,
                                      1999                   1998
        Basic shares             1,020,174              1,022,822
        Effect of
 dilutive securities                 --                     --
                                 ---------              ---------
     Dilutive shares             1,020,174              1,022,822








  The following table summarizes securities that were outstanding as of June 30, 1999 and 1998, but not included in the calculation of diluted income (loss) per share because such shares are antidilutive:

                   Three Month Period and Nine Month Period Ended
                                                         June 30,
                                      1999                   1998
             Options               172,880                121,384
            Warrants               539,340                377,447

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
         Acquisition


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month Period Ended June 30,1999 as Compared With the Three-Month Period Ended June 30,1998
-------------------------------
  Net Revenues in the third quarter of fiscal 1999 totaled $2,186,430 as compared to $2,141,178 in the comparable quarter of 1998, an increase of $45,252. This increase was a result of increased sales in the Tytronics division of $39,000, an increase of $14,000 in the Nametre division, offset by a decrease of $8,000 in the Holometrix-Micromet division.
  Cost of sales decreased by $43,994 or 4% from $990,772 (46% of sales) in the third quarter of 1998, to $946,778 (44% of sales) in the same period for fiscal 1999. This decrease in cost of sales is attributed primarily to the increase in higher margin sales in the Holometrix-Micromet division, coupled with efficiencies in manufacturing and ongoing cost reductions across all divisions.
  Selling, general and administrative expenses increased by $96,868, or 11%, from $867,806 (41% of sales) to $964,674 (44% of sales). This increase was the result of a combination of increased selling and marketing support efforts, increased general and administrative costs resulting from the amortization of expenses related to the Reorganization completed in April, 1998, and finance cost amortization related to the $2,000,000 subordinated debt financing in September 1998.
  Research and development decreased $11,257 from $168,577 (8% of sales) to $157,320 (7% of sales). This decrease is as a result of cost reductions achieved due to the engineering efficiencies realized from the consolidation of Micromet.
  Interest Expense was $83,456 in the third quarter of 1999, compared with $15,781 in the comparable period of fiscal 1998.
This increase is primarily due to the interest on the $2,000,000 subordinated debt financing in September 1998.
  Net Income decreased by $45,777 from $98,242 in the third quarter of 1998 to $52,465 in the third quarter of 1999. This decrease in net income is due primarily to the increased interest expense incurred as a result of the $2,000,000 subordinated debt financing in September 1998, offset by a reversal of overpaid income taxes.

Nine-Month Period Ended June 30,1999 as Compared With the Nine-Month period Ended June 30,1998
-------------------------------
  Net Revenues in the nine months of fiscal 1999 increased by $93,729 to $5,773,489, from $5,679,760 in the comparable period of 1998. This 2% increase was primarily a result of a $510,000 increase in Tytronics sales, $82,000 increase in Holometrix-Micromet sales, offset by a $498,000 decrease in Nametre sales primarily due to the decline in Nametre's Asian sales.
  Cost of sales increased by $41,616, or 2%, from $2,646,932 (47% of sales) in the first nine months of 1998, to $2,688,548 (also 47% of sales) in the same period of fiscal 1999. This increase in cost of sales is attributed primarily to the increase in revenues.
  Selling, general and administrative expenses increased by $298,210, or 12%, from $2,576,275 (45% of sales) to $2,874,485 (50%
of sales) due to increased selling and marketing support efforts, the inclusion of Micromet's selling and marketing costs for the full period, increased general and administrative costs resulting from the amortization of expenses related to the Reorganization of the Company in April 1998, and the amortization of financing costs related to the $2,000,000 subordinated debt financing in September 1998.
  Research and development decreased by $17,256 from $506,740 (9% of sales) to $489,484 (also 9% of sales). The decrease was a result of cost reductions achieved due to the efficiencies realized from the consolidation of Micromet.
  Interest Expense was $256,602 for the first nine months of 1999, compared with $75,288 in the comparable period of fiscal 1998. The increase of $181,314 is due primarily to the $2,000,000 subordinated debt financing in September 1998.
  Net Loss was $542,407 in the first nine months of fiscal 1999, compared with a net loss of $142,820 in the comparable period of fiscal 1998. The increase in net loss is due primarily to the inclusion of Micromet's expenses for the full period, the amortization of Reorganization and financing costs, and interest expense incurred as a result of the $2,000,000 subordinated debt financing in September 1998, offset by an increase in gross profit of $52,113 and the gain of $34,653 that resulted from forgiven interest on debenture debt to former stockholders of the Nametre division.

LIQUIDITY AND CAPITAL RESOURCES

  Total Assets decreased by $1,046,198 (13%) in the first nine months of fiscal 1999, from $8,207,908 at September 30,1998 to $7,161,710 at June 30,1999. Cash decreased by $1,195,134, primarily due to the completion of the payment of debt associated with the acquisition of Micromet, payment of expenses and interest associated with the funding of the $2,000,000 subordinated debt financing, the expenses associated with the Reorganization, and payment of debt to former stockholders and others. Due to decreased collection activity, accounts receivable increased by $258,217 in the first nine months of fiscal 1999. Inventories increased by $4,293, other current assets increased by $8,107 and equipment and fixtures increased by $29,513, due to increased purchases of $156,792 offset by $127,279 of depreciation. Other assets decreased by $151,194, mainly due to amortization.
  Total Liabilities decreased by $460,694 in the first nine months of fiscal 1999, primarily due to a decrease of $826,937 in long term debt, offset by an increase of $275,879 in notes payable to bank, an increase in accounts payable of $321,847 and a decrease of $231,483 in accrued expenses.
    Accrued  expenses  decreased  by  $231,483  from  $508,319   at
September 30,1998 to $276,836 at June 30,1999, primarily because of payment of taxes. Total long-term debt decreased by $826,937 from $3,395,218 at September 30, 1998 to $2,568,281 at June 30,1999.
This is due to the retirement of $208,166 debt associated with  the
Micromet   acquisition,  $113,713  debt  to  former   stockholders,
$229,179 to other long-term obligations, plus a reclassification and transfer of $275,879 to notes payable to bank.
  Cash flows were negative in the first nine months of fiscal
1999, amounting to $1,195,134 as compared to a negative $491,900 in the comparable period of fiscal 1998. Operating cash flows were also negative at $453,276, compared to $406,556 for the same period in fiscal 1998. Operating cash flows approximated the sum of the net loss of $542,407 less depreciation and amortization of $269,384, with increases in accounts receivable of $258,217, inventory of $4,293 and other current assets of $8,107, offset by increases in accounts payable and accrued expenses of $90,364.
  As of June 30, 1999, the Company had an outstanding order backlog for product and services of approximately $853,000 as compared to a backlog of $692,000 as of June 30,1998. The Company believes that all except $135,000 of the current backlog will be realized in fiscal 1999.


Notes Payable Line of Credit

   The Company is party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000, secured by substantially all assets of the Company. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 15% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to profitability, liquidity and tangible net worth. As of June 30, 1999, the Company was in compliance with all covenants and ratios of this line of credit, and the term loan was fully repaid.

   As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Sirrom Capital Corporation (now Finova), secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years.

Effect of Reorganization and Other Company Initiatives

     The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital and the line of credit from Silicon Valley Bank, and the $2,000,000 subordinated debt financing from Sirrom Capital
Corporation (now Finova), will provide sufficient capital to maintain stable Company operations throughout fiscal 1999. As of May 1, 1998, the Company completed the Reorganization previously discussed, pursuant to which Tytronics, Micromet and Nametre were merged into the wholly-owned subsidiary of the Company, Holometrix Acquisition Corp., which was followed by the merger of Holometrix Acquisition Corp. into the Company. As part of the Reorganization, Holometrix changed its name to Metrisa, Inc., and effected a 50:1 reverse stock split of its issued and outstanding capital stock. Management believes that the Reorganization will result in increased efficiencies for the Company and provide for more stable Company operations. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of revenue increases or the Reorganization, or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

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

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits
          Financial Data Schedule.
          (b) Reports on Form 8-K
          Not applicable.

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



Date:  August 12, 1999