Form 10KSB
period 1999-09-30
METRISA INC
filed 2000-01-13
CIK 812151

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                  Integrated Annual Report to Stockholders and
                                   FORM 10-KSB

                                  -------------

[X] Annual Report Pursuant To Section 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended September 30, 1999

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
         For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-16152

                                  METRISA, INC.
                                  -------------
                (Name of Registrant as Specified in Its Charter)

                                  -------------

                Delaware                                    04-2891557
                --------                                    ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

                                 (781) 275-3300
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

          25 Wiggins Avenue, Bedford, Massachusetts            01730
          -----------------------------------------            -----
           (Address of Principal Executive Offices)         (Zip Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on
        Title of Each Class                          Which Registered
        -------------------                          ----------------
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

The Registrant's consolidated revenues for its fiscal year ended September 30, 1999 were $7,640,595. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 1, 1999 was approximately $475,000. As of December 1, 1999, 1,020,474 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format  Yes [ ]   No [X]

                                     PART I

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF METRISA, INC.

Metrisa, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, and Holometrix-Micromet Divisions. The Company's Tytronics and Nametre divisions constitute its process analytical segment. The Company's Holometrix-Micromet division constitutes its materials characterization segment. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division also develops and manufactures in-line and laboratory viscosity analyzers, for the process and environmental markets. The Company's Holometrix-Micromet Instruments Division designs, manufactures and distributes instruments which measure thermophysical (temperature) properties and perform cure monitoring of a broad range of materials. The Company's Holometrix-Micromet Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Holometrix-Micromet Testing Services Division also performs mechanical and physical properties testing.

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

3.) CORPORATE SYNERGY. The Company's Holometrix-Micromet, Nametre and Tytronics Divisions serve many common markets and customers, including the polymer, petrochemical, paints and coatings, and food markets. Complementary marketing and distribution activities are underway.

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

TYTRONICS DIVISION'S INSTRUMENTS

The Company's Tytronics Division analyzers are available for on-line monitoring of many liquids and some gasses. Typical constituents measured are aluminum, ammonia, chlorine, chromium, copper, cyanide, fluoride, iron, phosphate, manganese, nitrite, nitrate and zinc. Lower limits of measurement are at part per billion (ppb) levels, and upper limits are often at percent levels. Methods are based upon published literature methods and are adapted for use on Tytronics' family of analyzers. Over 1800 analyzers have been sold during the course of Tytronics' history for varied applications. They operate in a wide variety of difficult, and sometimes hazardous, process and environmental conditions.

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

TYTRONICS DIVISION'S PRODUCTS.

The Tytronics products can be classified into five product lines: Ion Selective Electrode analyzers, titrators, colorimeters, spectrophotometers and the Tytronics'(R) Sentinel.

      Ion Selective Electrode Analyzers (FPA 200)
      ---------------------------------
      The FPA 200 Series delivers reliable measurements of selective ions. Ion selective electrodes, which are the sensing technology employed, are measurement devices sensitive to the presence of a particular ion. The FPA 200 employs a patented sampling method which uses the reaction cell to capture the sample, thus reducing complexity.

      Titrators (FPA 300 and FPA 400)
      ---------
      The FPA 300 series delivers reliable on-line titration. The FPA 300 series titrates using a variety of electrodes, which sense the maximum rate of microvoltage change in a particular chemical reaction. The FPA 400 series adds the capacity to titrate to a color endpoint, sensing the maximum rate of change of color in a chemical solution. The colorimetric endpoint (maximum color change) is sensed with light which is carried from and returned to the source/detector by fiber optics. Colorimetric titration offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

      Colorimeters (FPA 800)
      ------------
      The FPA 800 series delivers reliable on-line colorimetric analysis. These analyzers are configured to make precise reagent additions that, in combination with the chemical being measured, develop a characteristic color. The color is developed by reaction following well-established techniques. Direct colorimetry offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

      Spectrophotometers (FPA 1000 and FPA 1100)
      ------------------
      The FPA 1000 and 1100 series delivers reliable on-line photometric (light source) analysis, offering on-line analytical capability at both trace and higher levels. These spectrophotometers are applicable to both process and environmental applications, and use well-established spectrophotometric techniques of analysis.

      Tytronics'(R) Sentinel
      ----------------------
      The Tytronics'(R) Sentinel series delivers simple, reliable and cost-effective on-line colorimetric and ISE analysis, directed primarily at the potable and waste water markets. Colorimetric analyzers are configured to make precision reagent additions to develop a characteristic color. Tytronics'(R) Sentinel offers multi-streaming; analyzers can be expanded to analyze up to 6 separate sample streams.

TYTRONICS DIVISION'S MARKETS

The Company's Tytronics Division's chemical analyzers are primarily sold to the chemical/ petrochemical/refinery and water treatment markets. Within the chemical/petrochemical/refinery market, the Division's instruments are used for both process control and effluent monitoring. In the water treatment market, the Tytronics Division's products are used for the control and monitoring of both potable water and wastewater treatment. A number of the Division's instruments are also sold to the food, beverage and textile industries. Management believes (based on a market study entitled Process Analyzer Market, 1994-1999, by PAI Partners, Leonia, New Jersey, May 1995) that current markets for process chemical analyzers total approximately one billion dollars annually.

BUSINESS OF NAMETRE DIVISION

The Company's Nametre Division specializes in developing and manufacturing in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity (thickness and density) and viscoelasticity (pliability) of a wide range of material and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets.

NAMETRE DIVISION PRODUCTS

The Nametre Division engages in the development, production and distribution of viscosity analyzers under the trade names, "Viscoliner(R)" and "Rheoliner(R)". The analyzers measure the viscosity and viscoelasticity of a wide range of materials. Products are developed and manufactured for both on-line process monitoring and control, and laboratory use. The vast majority of analyzers sold are for in-line process control. Such analyzers are used to provide manufacturers with viscosity information, which is often critical to ensuring proper material formulation and material production. Applications and markets that routinely use viscosity analyzers include the polymer, petrochemical, food, paints and coatings, and pulp and paper industries.

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

The Viscoliner product line consists of five different models: the 1810 for in-line process monitoring and control, the 300 for paints and coatings and the 1710 for laboratory analysis. In early fiscal 1999, the Nametre Division introduced two new analyzers: the 410 for paints, inks and coatings, and the 610 for resins, oils, paints and inks.

The 1810 is an on-line viscometer that is applicable to a wide range of materials and applications, including difficult services such as high pressures and temperatures. It is microprocessor controlled. The model 1810 is typically utilized in the polymer market. Recent developments include PC based software, "Viscontrol" for analyzer control, data acquisition and interface to factory control systems.

The Viscoliner model 300 is also an on-line analyzer. It is similar to the model 1810 in its concept of operation; however, it is configured primarily for paint, ink and coatings applications. The Viscoliner model 410 is also an on-line viscosity analyzer for paints, inks and coatings, but with significantly enhanced electronics, and will largely replace the model 300. The Viscoliner model 610 is another on-line viscosity analyzer, designed for higher temperatures and pressures than the model 410. To some degree, it will replace the model 1810 analyzer in certain applications.

The Viscoliner model 1710 is a laboratory version of the model 1810. This instrument is used primarily for research, product development and quality assurance. Applications include the full range of markets that Nametre serves.

THE NAMETRE DIVISION'S MARKETS

The Nametre Division's analyzers are sold primarily to product and material manufacturers engaged in the production and use of plastics, chemicals, foods, paints, inks or coatings and paper and pulp. A number of analyzers are also sold to government laboratories and universities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that the current market for process viscosity totals approximately $20-$25 million annually.

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

Current products are sold in North America directly from the Company's offices in Bedford, Massachusetts. Sales for both the Tytronics and Nametre Divisions amounted to approximately 62% of total Company revenue for fiscal year 1999. Domestic sales and marketing for both the Tytronics and Nametre Divisions are handled in-house by a professional sales staff, supporting independent manufacturers' representatives. Overseas sales (primarily to Europe and the Far
East) are made through independent distributors and sales agents, again managed by sales and marketing professionals. Product visibility is maintained through active participation in regional, national and international trade organizations, including Instrument Society of America, American Water Works, Water Environment Federation and the New England Water Works Association.

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

The five Holometrix product lines consist of thirteen instrument models, plus Holometrix' proprietary Q-Lab(TM)automation software. Ongoing development efforts have resulted in new instrument products that are fully automated, incorporating either PC interface, or internal microprocessors. Revenues are also derived from service and spare parts.

HOLOMETRIX PRODUCTS

      Heat Flow Meters
      ----------------
      The Heat Flow Meter technique is an easy and rapid method for testing the thermal conductivity and thermal resistance (R-value) of insulation. This type of instrument is widely used in both the quality control testing and the development of insulation products. Federal trade rules require insulation manufacturers to measure the thermal resistance (R Value) by the heat flow meter method, or similar techniques, as part of the procedure for labeling their products. In 1996 the Company introduced the new Lambda 2000 Series of heat flow meter products. These instruments contain an advanced instrumentation and control concept for which a patent has recently been allowed.

      Guarded Heat Flow Meters
      ------------------------
      The Guarded Heat Flow meter method permits the testing of moderate conductivity materials. Customers use these instruments to establish safe operating temperatures and thermal efficiency of products ranging from electronic and semiconductor components to adhesives, and for heat transfer modeling of many industrial processes, including injection molding of polymers. Thermal conductivity data from these instruments is important to the plastics, electronics, automotive, aerospace and food processing industries.

      Guarded Hot Plates
      ------------------
      These instruments are used primarily as research tools to measure thermal conductivity in porous and solid materials over a wide range of temperatures, environmental conditions and material types. This technique is used to measure materials from cryogenic (very cold) to very high temperatures.

      Laserflash Instruments
      ----------------------
      These instruments utilize a sophisticated, high-performance Laser Flash Thermal Diffusivity (speed of heat through material) (LFTD) technique to measure both thermal diffusivity and specific heat from -170 C to 2000 C. Data from these instruments is used by customers to determine safe operating temperatures, quality assurance, design and process control for composition, molding, heating or cooling rates, and thermal performance analysis. Typical applications include the characterization of materials for electronic, aerospace propulsion, automotive materials and semiconductor material design and manufacturing.

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

         ICAM
         ----
         The ICAM products are used for in-process monitoring and quality control of molding processes for polymer and composite manufacturing. Typical applications include monitoring large structural parts for aerospace, automotive and other structural composite applications.

         System III
         ----------
         The System III line of instruments provide highly accurate evaluation of cure properties of polymers. This product line primarily supports product development and process development laboratories in the plastics, aerospace, automotive and electronics markets.

         Other
         -----
         Other Holometrix and Micromet products include specialized thermophysical property, cure monitoring and molding monitoring instruments.

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

HOLOMETRIX-MICROMET MARKETS

Holometrix' thermophysical instruments and Micromet's cure monitoring instruments are sold primarily to materials laboratories engaged in the development, process development and testing of insulations, building materials, advanced engineered materials, plastics and packaging manufacturers, aerospace manufacturers and government laboratories. A number of instruments are also sold to insulation manufacturing facilities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that current markets for thermal conductivity instruments and testing services total approximately $10 - $15 million annually. The Group has also identified engineered materials, electronics and specialty plastics industries as promising markets for the instruments. The Company markets its Holometrix-Micromet products and services in the U.S. and internationally through the combination of a direct sales force and a network of independent distributors and sales agents. The Company actively advertises its Holometrix-Micromet products in industry trade journals and also attends various U.S. and international trade shows to promote its products and services.

HOLOMETRIX-MICROMET DISTRIBUTION

Current products and test services are sold in North America directly from the Company's offices in Bedford, Massachusetts. Sales for the Holometrix-Micromet Division amounted to 38% of total Company revenue for fiscal year 1999. Domestic sales and marketing are handled in-house by a staff of sales professionals and an administrator. Overseas sales (primarily to Europe and the Far East) are managed by through independent distributors and sales agents by a professional staff. In addition to the internal sales force, testing services are sold by individual project managers responsible for specific testing areas. Product visibility is maintained through active participation in national and international trade organizations, including the ASTM. Additional visibility is maintained through advertising, exhibitions, informational mailings, technical application notes and customer demonstrations.

THE COMPANY'S CUSTOMERS

During fiscal 1999, the Company had total revenues of approximately $7,640,595, compared to $8,252,450 in fiscal 1998. One customer accounted for approximately 8% and 11% of sales in fiscal 1999 and 1998 respectively.

THE COMPANY'S BACKLOG

As of September 30, 1999, the Company's backlog for products and services totaled $718,000, as compared to $722,000 in backlog as of September 30, 1998. Virtually all backlog at September 30, 1999 is expected to be delivered before September 30, 2000.

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

RESEARCH AND DEVELOPMENT

The Company expended $621,661 and $663,106 on research and development or 8% of sales, in each of fiscal 1999 and 1998. The Company expects that in fiscal 2000 its research and development expenditures will be approximately 8% of sales.

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

The Company's Holometrix-Micromet Division has recently been issued a patent that describes the unique control of its new Lambda 2000 Series heat flow meter product line. The Nametre Division owns eight patents, including patents that cover the basic transducer and electronics for viscosity measurement, the method and apparatus for viscoelastic measurements, and the transducer for high viscosity measurements in extruders. The patents expire in various years from 2001 to 2011. The Tytronics Division holds three patents, two in the area of sample capture methodologies, and one for a particular form of spectrophotometric calibration.

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

EMPLOYEES

As of September 30, 1999, the Company had 45 employees, 38 of whom were employed full-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service facilities at 25 Wiggins Avenue in Bedford, Massachusetts. The Company occupies this facility under a lease that expires September 30, 2002. The Company's Nametre Division also leases approximately 4,000 square feet of production, service, research and development and engineering administrative space at 101 Liberty Street, Metuchen, New Jersey. The Nametre Division occupies this facility on a month-to-month basis under an operating lease. The Company has notified the landlord of its New Jersey facilities that it intends to terminate its lease of the New Jersey facility effective as of January 15, 2000 and consolidate its operations in its existing Bedford, Massachusetts facilities. The Company's rental expense for fiscal 1999 was approximately $159,567.

The Company considers its facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the Boston, Massachusetts metropolitan areas at comparable rental rates.

Substantially all of the machinery and equipment used by the Company in its operations is owned by the Company and management considers this equipment to be in good condition. All of the machinery and equipment owned by the Company is subject to a security interest in favor of Finova Mezzanine Capital, Inc. ("Finova"), formerly Sirrom Capital Corporation, and is subject to a senior security interest in favor of Silicon Valley Bank, to which Finova's interest is subordinated.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 1999 fiscal year.

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

Fiscal Year 1998                                                Low        High
----------------                                                ---        ----
First Quarter Ended December 31, 1997                        $0.002       $0.01
Second Quarter Ended March 31, 1998                            0.01        0.01
Third Quarter Ended June 30, 1998                              0.01      0.1875
Fourth Quarter Ended September 30, 1998                      0.0625      0.1875

Fiscal Year 1999                                                Low        High
----------------                                                ---        ----
First Quarter Ended December 31, 1998                       $0.0625     $1.5000
Second Quarter Ended March 31, 1999                          0.6250      1.6250
Third Quarter Ended June 30, 1999                            0.6250      1.1563
Fourth Quarter Ended September 30, 1999                      1.1563      1.1563
--------------------

1 Effective May 1, 1998, the Company adopted a 50 for 1 reverse stock split of all shares of its issued and outstanding Common Stock. The high and low bid quotations listed in the table for periods prior to the third quarter ended June 30, 1998 have not been adjusted for this stock split.

         These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were 337 holders of record of the Company's outstanding capital stock as of December 1, 1999.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA:
STATEMENT OF INCOME DATA

                                                                      1999             1998
                                                                      ----             ----
Net sales                                                          $7,640,595       $8,252,450
Net (loss) income                                                 ($1,090,038)        $220,584
Net (loss) income per Common share-basic and diluted                   ($1.07)           $0.22
Weighted average Common shares outstanding-basic and diluted        1,021,320        1,022,911

CONSOLIDATED BALANCE SHEET DATA
Working capital                                                    $1,545,799       $3,263,552
Total assets                                                       $6,565,804       $8,207,908
Long-term obligations, excluding current portion                   $2,071,541       $2,833,777
Stockholders' Equity                                               $1,676,228       $2,778,539

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Earlier financial statements include the accounts of Tytronics and subsidiaries for all periods ending September 30, 1997. The accounts of Metrisa, Inc. including the effects of the Reorganization from the closing date on, are presented for the periods ending September 30, 1998 and 1999.

Results of Operations
---------------------

Fiscal Year Ended September 30, 1999 as compared to Fiscal Year Ended September
-------------------------------------------------------------------------------
30, 1998
--------

Net sales for the 1999 fiscal year totaled $7,640,595 as compared to $8,252,450 in the comparable period of 1998, a decrease of $611,855. This decrease of approximately 7% is primarily due to a reduction in sales in Asia, and a reduction in viscosity product sales worldwide.

Cost of sales increased by $26,878, or 1% from $3,721,015 (45% of sales) in fiscal 1998 to $3,747,893 (49% of sales) in the same period of fiscal 1999. This percentage increase of 4% was a result of increased inventory reserves, offset by a decline in sales.

Selling, general and administrative expenses increased by $444,108, or 13%, from $3,403,074 (41% of sales) to $3,847,182 (50% of sales). This increase is primarily due to the inclusion of Micromet's marketing and sales expenses for a full year (versus seven months in fiscal 1998), a full year of amortization of expenses of the Reorganization (versus five months in fiscal 1998), and an increase in the allowance for doubtful accounts.

Research and Development decreased by $41,445, or 6%, from $663,106 (8% of sales) to $621,661 (also 8% of sales) as a result of slightly decreased staffing in this area.

The restructuring charge of $149,288 is the expense incurred as a result of the closure of the Company's Nametre division in New Jersey, and subsequent consolidation, in part, in the Company's Massachusetts facility. The decision to consolidate was made and announced in June 1999, due to Nametre's decreased sales volume and substantial losses. At that same time, the decision was announced to all employees, with Metuchen operations continuing through the close of Fiscal 1999, and relocation occurring in November 1999. Complete closure of the New Jersey facility will occur in January 2000. This charge is primarily for employee severance and certain nonrecurring charges. The Company believes that it has retained sufficient material, technology and personnel to support this business. The Company also believes that the net effect of these personnel and facility changes will reduce operating costs by approximately $300,000 annually.

Loss from operations was $725,429 for fiscal 1999, compared with income from operations of $465,255 for fiscal 1998. This loss was primarily a result of decreased sales coupled with increased selling, general and administrative expenses, and inclusion of the Nametre restructuring charge.

Net loss was $1,090,038 for fiscal 1999 compared to net income of $220,584 for fiscal 1998. This decrease in net income was due to the significant operating loss discussed above; and an increase in net interest expense (primarily due to interest on a subordinated debt financing) of $209,992 from $152,288 to $362,280, offset by reductions in other income and minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 30, 1999 decreased to $6,565,804 from $8,207,908, a decrease of $1,642,104 or 20%. This decrease in assets was primarily caused by decreases in cash, accounts receivable, inventory and other assets, offset by small increases in prepaid expenses and equipment and fixtures. Cash decreased by $1,170,069 as the result of debt repayment, funding of operating losses and increased interest payments. Accounts receivable decreased by $142,356 as a result of lower fourth quarter sales and an increased allowance for doubtful accounts. Inventory decreased by $173,930, primarily as a result of increased excess and obsolescence reserves. Other assets decreased by $175,371, primarily due to the amortization of goodwill, patents, and certain financing costs.

Total liabilities at September 30, 1999 decreased to $4,889,576 from $5,429,369 on September 30, 1998, a decrease of $539,793 or 10%. This decrease in liabilities was primarily due to decreases in accounts payable and long term debt, offset by increases in notes payable to bank and accrued expenses. Accounts payable decreased by $52,105, due to slightly more rapid vendor payments. Long term debt decreased by $762,236, due to required debt repayments, the largest of which was $368,999 to Silicon Valley Bank, eliminating their term loan, and $208,166 to GeoCenters, Inc., as final payment for the acquisition of Micromet. Notes payable to bank increased by $275,879, all of which was used to repay the Silicon Valley Bank term loan noted above. Accrued expenses and other increased by $61,356, due to the inclusion of the Nametre restructuring charge, offset by decreases in other accrued expenses, primarily taxes payable.

Operating cash flows were negative in fiscal 1999 amounting to a cash outflow of $314,122 as compared to a cash inflow of $154,480 in fiscal 1998. Operating cash flows equaled the sum of net losses of $1,090,038 plus the gain on sale of equipment of $3,671, offset by deferred taxes of $6,000, depreciation and amortization of $445,095, an increase in the allowance for doubtful accounts of $88,500, an increase in the provision for inventory of $185,234, and net changes in other current assets and liabilities of $54,758.

The Company funded increases in equipment and fixtures of $168,383, offset by sales of equipment of $13,500, and increases of other assets of $83,430, resulting in net cash used in investment of $238,313. The increases in equipment and fixtures were primarily in equipment for Holometrix' Testing Services, and the purchase of computer systems in support of a new automated accounting and management system.

As noted earlier, the Company increased its line of credit with Silicon Valley Bank by $275,879, and repaid long term debt of $875,852. The Company made lease payments of $5,388 against it's capital lease. It also purchased Treasury Stock for $12,993, and had proceeds from the exercise of outstanding options to purchase shares of common stock of $720, all resulting in net cash used by financing activities of $617,634.

The net affect of all these transactions was a decrease in cash of $1,170,069, providing cash at fiscal 1999 year-end of $1,298,984.

Notes Payable Line of Credit, Subordinated Debt Loan
----------------------------------------------------

As of September 30, 1998, the Company was a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 23,1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash and borrowing availability under the line of credit. As of September 30, 1999, total advances under this line of credit were $488,938, compared to total advances under the combined line of credit and term loan of $582 058 as of September 30, 1998. As of September 30, 1999, the Company was in compliance with all covenants on this line of credit.

As of September 29,1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. This financing requires maintenance of a covenant in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels. As of September 30, 1999, the Company was not in compliance with this covenant; subsequently, this covenant was waived.

Subsequent Event, Subordinated Debt Loan
----------------------------------------

On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC"), and Finova. MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock, at a conversion price of $2.37 per share, and the Company repaid the remaining balance on the promissory note of $225,000. The Company also repaid $100,000 of the Finova subordinated promissory note and issued a warrant to Finova for 4,310 shares of the Company's common stock, at a price of $0.50 per share.

In connection with this agreement, existing stockholders, including an officer, purchased additional equity of 116,939 shares of common stock for $277,145, at a price of $2.37 per share. In addition, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895.

As a result of this transaction, outstanding common stock increased from 1,020,747 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717. The financial statement effect of the transactions has been reflected on the Company's balance sheet as pro forma adjustments.

Other Company Initiatives
-------------------------

The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the $2,000,000 subordinated debt financing from Finova, plus the subsequent financing agreement among current investors, MTDC and Finova, will provide sufficient capital to maintain stable Company operations throughout fiscal 2000. The Company believes that its strategic initiatives, the recently completed Nametre restructuring, and other costs savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

New Accounting Pronouncements
-----------------------------

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

         The Company spent approximately $100,000 to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through F-21. The financial statements filed in this Item 7 are as follows:

Item                                                                 Page
----                                                                 ----

Reports of Independent Accountants                                     F1

Balance Sheets - September 30, 1999 and 1998                           F2

Statements of Income for the years ended
September 30, 1999 and 1998                                            F3

Statements of Stockholders' Equity for the years ended
September 30, 1999 and 1998                                            F4

Statements of Cash Flows for the years ended
September 30, 1999 and 1998                                            F5

Notes to Financial Statements                                          F6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company filed a report on Form 8-K dated September 24, 1998 relating to a change in the Company's independent accountants which is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following is a list of the directors and executive officers of the Company as of December 1, 1999:

Name                           Age      Position
----                           ---      --------
John E. Wolfe                  61       President, Treasurer, CFO and Director
Richard Mannello               42       Vice President & General Manager
Joseph J. Caruso               56       Director
Joaquim S. S. Ribeiro          63       Director
Salvatore J. Vinciguerra       61       Director
Emile Sayegh                   45       Vice President and Director
Eric F. Mooney                 68       Vice President

        Each director is elected to hold office until the next annual meeting of stockholders, and until his successor is elected and duly qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

        Mr. Wolfe joined the Company as a Director in November 1994 and was elected President and Treasurer of the Company in February 1995. From 1987 to May 1998, Mr. Wolfe was also President and Chief Executive Officer and a director of Tytronics Incorporated, the Company's former parent company. Previously, Mr. Wolfe was employed by EG&G's Fluid Components Technology Group, serving as Senior Vice President, Western Hemisphere Operations, and Vice President and General Manager, Engineered Products Division. Mr. Wolfe is also a Director of Colorado MEDtech, in Boulder, Colorado, a publicly held medical products company. Until May 1999 he was on the Board of Trustees of Bryant College in Smithfield, Rhode Island, and was recently Chairman of that Board. Mr. Wolfe recently joined the Board of Jobs For The Future. Mr. Wolfe holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute, an S.M., as a Sloan Fellow, from the Massachusetts Institute of Technology, and he has completed the Advanced Management Program at the Harvard Business School.

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

        Mr. Vinciguerra has been a Director of the Company since February of 1995. He has been President and CEO of Goddard Industries, Inc. since October of 1998. Prior to that he was President and Chief Operating Officer of FerroFluidics Corporation from January of 1995 until June 1996 when he was appointed Chief Executive and director. From 1991 until 1994, Mr. Vinciguerra served as President and Chief Executive Officer of Staveley, Inc., the U. S. operating arm of Staveley Industries, plc. From 1985 until 1989, he served as President and Chief Operating Officer of Instron Corporation, which he initially had joined in 1969. Mr. Vinciguerra is also a member of the board of directors of Carr Separation, Inc., Saphikon Corporation and the Japan Society of Boston. Mr. Vinciguerra holds a B.S. in Engineering from Princeton University and a Master of Business Administration degree from the Harvard Business School.

        Dr. Mooney has over 40 years' experience in the field of process analyzers in the chemical and water industries. His experience includes work at Imperial Chemical Industries, Ltd., Managing and Technical Director of Anacon Instruments Ltd., Director of Anacon, GmbH, and Corporate Technical Director of Anacon, Inc. Dr. Mooney formed and was President of Spectral Analysis Corporation until joining Tytronics in 1990. His academic positions include Senior Lecturer in Instrument Spectroscopy at the University of Birmingham. Dr. Mooney is the author of over 200 published papers and is a Senior Member of the Instrument Society of America, a Fellow of the Royal Institute of Chemistry, a Fellow of the American Chemical Society, and Vice Chairman of CITAC (Committee for Traceability in Analytical Chemistry). He holds a B.Sc. & Ph.D. from the University of London in the UK and a D.Sc. from the University of Birmingham in the UK.

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

        Except for the failure of Salvatore J. Vinciguerra to timely file a Form 4 for a single transaction in the Company's equity securities, all requirements under Section 16(a) of the Exchange Act for officers and directors of the Company and beneficial owners of more than 10% of any class of the Company's equity securities have been met for the fiscal year ended September 30, 1999. The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.

DIRECTORS' COMPENSATION

        The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $750.00 per meeting attended in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock. During the fiscal year ended September 30, 1999, each of Joaquim S.S. Ribeiro, Edward J. Stewart, III, a former director of the Company, and Salvatore J. Vinciguerra were granted options to purchase 2,000 shares of the Company's Common Stock at an exercise price of $1.80 per share. Such options vest over a period of four years and are exercisable for five years from the date of grant.

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

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997, of those persons who were (i) the Company's Chief Executive Officer during the fiscal year ended September 30, 1999, and (ii) other executive officers of the Company as of September 30, 1999, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 1999.

                                              EXECUTIVE COMPENSATION
                                              ----------------------
                                                                                          Securities
                                                              Other       Restricted    Underlying All        Other
       Name and                    Salary      BONUS      Compensation       Stock       Options/SARs      Compensation
  Principal Position      Year      ($)         ($)            ($)           Award           (#)               ($)
  ------------------      ----      ---         ---            ---           -----           ---               ---
John E. Wolfe             1999    126,000      6,800           n/a            n/a           100(1)             n/a
President, Treasurer
& CFO
Richard Mannello          1999    104,569      15,125          n/a            n/a          6,000(1)            n/a
Vice President and
General Manager
Emile Sayegh              1999     90,825       500            n/a            n/a          2,132(1)            n/a
Vice President
John E. Wolfe             1998    140,171      6,000           n/a            n/a            n/a               n/a
President, CEO
Richard Mannello          1998     94,312       n/a            n/a            n/a            n/a               n/a
Vice President and
General Manager
Emile Sayegh              1998     99,945      5,500           n/a            n/a            n/a               n/a
Vice President
John E. Wolfe             1997     36,000       n/a            n/a            n/a            n/a               n/a
President, CEO
And Treasurer
Richard Mannello          1997    111,478       500            n/a            n/a           6,000              n/a
Vice President and
General Manager
--------------------

    (1)    Represents the grant of options to purchase shares of the Company's common stock which vest over a period of four years from the date of grant.

        The following table sets forth information concerning options granted during fiscal 1999 to any of the Named Officers in the compensation table.

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                      --------------------------------------

                                              Percent of Total
                              # Shares          Options/SARs
                             Underlying          Granted to
                            Options/SARs        Employees in          Exercise or Base
         Name                 Granted         Fiscal Year 1999      Price ($ Per Share)            Expiration Date
         ----                 -------         ----------------      -------------------            ---------------
John E. Wolfe                    100                   *                     $1.80                      11/22/08

Richard Mannello                6,000                10.8%                   $.180                      11/22/08

Emile Sayegh                    2,132                 3.9%                   $1.80                      11/22/08
--------------------
*  less than 1%

        The following table sets forth information concerning option exercises during fiscal 1999 and the value of unexercised options as of September 30, 1999. No options were exercised during fiscal year 1999 by any of the Named Officers in the compensation table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                 ---------------------------------------------------------------------------------

                                                                        # of Unexercised
                              # Shares                                Options at Sept. 30,       $ Value of Unexercised
                             Acquired on            $ Value            1999 (Exercisable/       Options at Sept. 30, 1999
         Name                  Exercise             Realized             Unexercisable)        (Exercisable/Unexercisable)
         ----                  --------             --------             --------------        ---------------------------

John E. Wolfe                     0                    0                 17,985/17,985                      0

Richard Mannello                  0                    0                 12,000/12,000                      0

Emile Sayegh                      0                    0                 10,000/10,000                      0
--------------------

1   Value is based on the difference between option exercise price and the fair market value at fiscal 1999 year-
    end, multiplied by the number of shares underlying the option.

CONSULTING AGREEMENT

        The Company and Bantam Group, Inc. are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month during fiscal 1999. Mr. Caruso, a director of the Company, is also president of Bantam.

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

        The 1991 Plan is administered by the Compensation Committee ("Committee"), currently consisting of Messrs. Vinciguerra and Caruso. Mr. Caruso is a former executive officer of the Company.

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

        ISOs under the 1991 Plan may be granted to any employee of the Company. As of September 30, 1999, the Company had 45 employees. Only those officers and directors of the Company who are employees may be granted ISOs under the 1991 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) exceed $100,000. Otherwise, there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

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

        The 1991 Plan authorizes the grant of Stock Rights to acquire 240,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options, which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

        Options to purchase an aggregate of 55,310 shares of Common Stock were granted under the 1991 Plan during the 1999 fiscal year and 12,856 options were canceled during fiscal 1999. As of September 30, 1999, options to purchase 118,072 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and options for 400 shares granted under the 1991 Plan had been exercised.

        In addition, the Company has outstanding certain options that were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan. These options include an option to purchase 18,512 shares of Common Stock held by each of Joseph J. Caruso, a director of the Company and a former director of Tytronics Incorporated, and Bantam Group,

Inc. and an option to purchase 4,628 shares of the Company's Common Stock held by Alan Robertson, a former director of Tytronics Incorporated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of December 1, 1999, to the knowledge of the Company, the ownership of the Company's 1,020,474 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.

Name                                                         Number of Shares           Percentage
of Beneficial Owner                                        Beneficially Owned            of Class(1)
-------------------                                        ------------------            --------
Bantam Group, Inc.(2)                                                 103,915                 9.7%
Corning Partners II, L.P.(3)                                           64,793                 6.3%
Joseph J. Caruso(4)                                                   131,684                12.0%
Richard Mannello(8)                                                    12,000                 1.2%
Massachusetts Technology Development Corporation5                     206,972                17.5%
Joaquim S. S. Ribeiro(6)                                               41,460                 4.0%
Emile Sayegh(7)                                                       102,561                 9.9%
Finova Mezzanine Capital, Inc.(8)                                     143,738                12.3%
Edward J. Stewart, III(1)                                             122,645                11.9%
Salvatore J. Vinciguerra(9)                                            15,000                 1.5%
John E. Wolfe(1)                                                      172,460                16.4%
All Officers and Directors as a group (7 persons)                     465,065                45.0%
--------------------

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

2 Joseph J. Caruso, a Director of the Company, is also President of Bantam Group, Inc., and has sole voting and investment power with respect to the 103,915 shares of Common Stock beneficially owned by Bantam Group, Inc.

3 Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P.

4 Stated shares include 103,915 shares of Common Stock beneficially owned by Bantam Group, Inc. 74,851 shares of Common Stock beneficially owned by Mr. Caruso are issuable upon the exercise of currently outstanding stock options or warrants.

5 164,814 shares of Common Stock beneficially owed by Massachusetts Technology Development Corporation are issuable upon the exercise of currently outstanding warrants.

6 18,884 shares of Common Stock beneficially owned by Mr. Ribeiro are issuable upon the exercise of currently outstanding stock options or warrants.

7 10,000 shares of Common Stock beneficially owned by Mr. Sayegh are issuable upon the exercise of currently outstanding stock options.

8 Issuable upon the exercise of currently outstanding stock options or warrants.

9 5,000 shares of Common Stock beneficially owned by Mr. Vinciguerra are issuable upon the exercise of currently outstanding options.

10 Of the 122,645 shares of Common Stock beneficially owned by Mr. Stewart,
   64,793 shares and 41,653 shares, respectively, are owned of record by Corning Partners II, L.P. and Corning Partners III, L.P. Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P. and Corning Partners III, L.P. Includes 6,942 shares of Common Stock issuable upon the exercise of currently outstanding warrants.

11 Of the 172,460 shares of Common Stock beneficially owned by Mr. Wolfe, 31,869 shares are issuable upon the exercise of currently outstanding stock options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company and Bantam are parties to a month-to-month consulting agreement unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month for fiscal years 1999 and 1998. Mr. Caruso, a Director of the Company, is president of The Bantam Group, Inc.

        Effective September 30, 1998, the Company entered into a Loan Agreement (the "Loan Agreement") with Sirrom Capital Corporation, which was assigned to Finova Mezzanine Capital, Inc., pursuant to which the Company borrowed $2,000,000 from Finova pursuant to a Secured Promissory Note. In connection with the Loan Agreement, the Company issued a stock purchase warrant to Finova to purchase an aggregate of 143,738 shares of the Company's Common Stock at an exercise price of $.50 per share. On January 11, 2000, the Company entered into an amended agreement with Finova that resulted in the issuance of an additional warrant for 4,310 shares of the Company's Common Stock at an exercise price of $.50 share, and the prepayment of $100,000 of principal owed to Finova.

        On January 11, 2000, the Company entered into an agreement with MTDC, pursuant to which $225,000 of the $450,000 obligation owed by the Company to MTDC, was repaid, and the remaining $225,000 of this obligation was converted into 94,937 shares of the Company's Common Stock at a conversion price of $2.37 per share. In connection with this agreement, warrants for 164,814 shares of the Company's Common Stock, previously issued to MTDC, were cancelled.

        In connection with the Company's agreements with Finova and MTDC on January 11, 2000, the Company sold an aggregate of 116,939 shares of the Company's Common Stock at a price of $2.37 per share, including 108,439 shares sold to the Company's President & Chief Financial Officer, John E. Wolfe, and his spouse.

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

        10.13 Loan Agreement dated September 30, 1998 between Sirrom Investments, Inc. and the Company (filed as Exhibit 10.13 to Form 10-K dated December 28, 1998, and incorporated herein by reference).

        10.14 Secured Promissory Note issued by the Company to Sirrom Investments, Inc. dated September 30, 1998 (filed as Exhibit 10.14 to Form 10-K dated December 28, 1998, and incorporated herein by reference).

        10.15 Stock Purchase Warrant issued by the Company to Sirrom Investments, Inc. dated September 30, 1998 (filed as Exhibit 10.15 to Form 10-K dated December 28, 1998, and incorporated herein by reference).

        10.16 Loan Modification and Assumption Agreement between the Company and Silicon Valley Bank dated July 23, 1998 (filed as Exhibit 10.16 to Form 10-K dated December 28, 1998, and incorporated herein by reference).

        10.17 Second Loan Modification Agreement between the Company and Silicon Valley Bank dated September 23, 1998 (filed herewith).

        10.18 Third Loan Modification Agreement between the Company and Silicon Valley Bank dated March 30, 1999 (filed herewith).

        10.19 Fourth Amendment of Lease between Opta Food Ingredients, Inc. and the Company dated September 30, 1999 (filed herewith).

        27 Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K, during the Company's fiscal quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

METRISA, INC.

By: /s/ JOHN E. WOLFE                                   Date:  January 13, 1999
    -------------------------------------------
     John E. Wolfe, President,
     Chief Executive Officer, Treasurer
     and Chief Financial Officer
     (Principal executive, financial and
     accounting officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                     Capacity        Date
     ----                                     --------        ----

/s/ JOSEPH J. CARUSO                          Director        January 13, 1999
------------------------------
Joseph J. Caruso


/s/ JOAQUIM S.S. RIBEIRO                      Director        January 13, 1999
------------------------------
Joaquim S.S. Ribeiro


/s/ EMILE SAYEGH                              Director        January 13, 1999
------------------------------
Emile Sayegh


/s/ SALVATORE J. VINCIGUERRA                  Director        January 13, 1999
------------------------------
Salvatore J. Vinciguerra


/s/ JOHN E. WOLFE                             Director        January __, 1999
------------------------------
John E. Wolfe

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Metrisa, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metrisa, Inc. at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Boston, Massachusetts
December 15, 1999

                                  METRISA, INC.

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                                                                      PRO FORMA
                                                                    SEPTEMBER 30,
                                                                        1999
                                                                     (UNAUDITED)
                                  ASSETS                               NOTE 14         1999           1998
                                                                     -----------    -----------    -----------
Current assets:
  Cash and cash equivalents                                          $ 1,298,984    $ 1,298,984    $ 2,469,053
  Accounts receivable, less allowance for doubtful accounts
      of $167,000 and $78,500 in 1999 and 1998, respectively           1,784,246      1,784,246      1,926,602
  Inventories:
      Raw materials                                                      680,159        680,159        858,241
      Work in process                                                    302,453        302,453        263,213
      Finished goods                                                     213,918        213,918        249,006
                                                                     -----------    -----------    -----------
                                                                       1,196,530      1,196,530      1,370,460

  Prepaid expenses                                                        73,520         73,520         65,481
  Deferred taxes                                                            --             --            6,000
  Notes receivable                                                        10,554         10,554         21,548
                                                                     -----------    -----------    -----------
          Total current assets                                         4,363,834      4,363,834      5,859,144

Equipment and fixtures, net                                              406,360        406,360        377,783
Other assets, net of accumulated amortization of $543,342 and
      $332,541 in 1999 and 1998, respectively                          1,795,610      1,795,610      1,970,981
                                                                     -----------    -----------    -----------
          Total assets                                               $ 6,565,804    $ 6,565,804    $ 8,207,908
                                                                     ===========    ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                  488,938        488,938        213,059
  Accounts payable                                                     1,260,668      1,260,668      1,312,773
  Accrued expenses and other                                             569,675        569,675        508,319
  Current portion of long-term debt                                       48,754        498,754        561,441
                                                                     -----------    -----------    -----------
          Total current liabilities                                    2,368,035      2,818,035      2,595,592
                                                                     -----------    -----------    -----------
Long-term debt, less current portion                                   1,971,541      2,071,541      2,833,777

Commitments (see Note 10)

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
      0 shares issued and outstanding at September 30, 1999 and 1998        --             --             --
  Common stock, $.50 par value, 4,000,000 shares authorized,
      1,020,474 and 1,022,911 shares issued at September 30,
      1999 and 1998,  respectively, and 1,265,193 shares issued
      at September 30, 1999 pro forma (unaudited)                        632,597        510,237        511,456
  Additional paid-in capital                                           2,441,393      2,013,753      2,455,069
  Retained earnings                                                     (847,762)      (847,762)       242,276
                                                                     -----------    -----------    -----------
                                                                       2,226,228      1,676,228      3,208,801
Less treasury stock, at cost, 238,312 shares held at
      September 30, 1998                                                    --             --         (430,262)
                                                                     -----------    -----------    -----------
          Total stockholders' equity                                   2,226,228      1,676,228      2,778,539
                                                                     -----------    -----------    -----------
               Total liabilities and stockholders' equity            $ 6,565,804    $ 6,565,804    $ 8,207,908
                                                                     ===========    ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                             1999           1998
                                                          -----------    -----------
Sales:
  Product sales                                           $ 6,547,213    $ 6,994,312
  Service Sales                                             1,093,382      1,258,138
                                                          -----------    -----------
Net sales                                                   7,640,595      8,252,450

Cost of sales                                               3,747,893      3,721,015
                                                          -----------    -----------
Gross profit                                                3,892,702      4,531,435

Operating expenses:
  Selling, general and administrative                       3,847,182      3,403,074
  Research and development                                    621,661        663,106
  Restructuring charge                                        149,288           --
                                                          -----------    -----------
                                                            4,618,131      4,066,180
                                                          -----------    -----------
Income (loss) from operations                                (725,429)       465,255

Other income (expense):
  Other income                                                  3,671         25,806
  Interest income                                              86,014         10,631
  Interest expense                                           (448,294)      (162,919)
                                                          -----------    -----------
                                                             (358,609)      (126,482)
                                                          -----------    -----------
Income (loss) before income taxes and minority interest    (1,084,038)       338,773

Income taxes                                                    6,000        100,844
                                                          -----------    -----------
Income (loss) before minority interest                     (1,090,038)       237,929

Minority interest in subsidiary                                  --           17,345
                                                          -----------    -----------
Net (loss) income                                         $(1,090,038)   $   220,584
                                                          ===========    ===========
Net income (loss) per common share-basic and diluted      $     (1.07)   $      0.22
Shares outstanding-basic and diluted                        1,021,320      1,022,911

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                     PREFERRED STOCK                 COMMON STOCK
                                --------------------------    --------------------------                    RETAINED
                                        PAR VALUE                     PAR VALUE              ADDITIONAL     EARNINGS
                                --------------------------    --------------------------      PAID-IN     (ACCUMULATED
                                  SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL        DEFICIT)
                                -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1997          29,327    $    29,327        862,070    $   431,035    $ 1,085,727    $    21,692

Exchange preferred for common       (29,327)       (29,327)       149,276         74,638      1,119,502

Exercise of stock options                                          11,565          5,783          9,798

Repurchase of common stock

Warrants issued                                                                                 240,042

Net income                                                                                                     220,584
                                -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1998                                     1,022,911        511,456      2,455,069        242,276

Retirement of treasury shares                                                                  (430,262)

Exercise of stock options                                             400            200            520

Repurchase of common shares

Retirement of treasury shares                                      (2,837)        (1,419)       (11,574)

Net loss                                                                                                    (1,090,038)
                                -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1999            --             --        1,020,474    $   510,237    $ 2,013,753    $  (847,762)
                                ===========    ===========    ===========    ===========    ===========    ===========

                                      TREASURY STOCK            TOTAL
                                --------------------------   STOCKHOLDERS'
                                  SHARES         AMOUNT         EQUITY
                                -----------    -----------    -----------
Balance, September 30, 1997        (224,460)   $  (356,000)   $ 1,211,781

Exchange preferred for common                                   1,164,813

Exercise of stock options                                          15,581

Repurchase of common stock          (13,852)       (74,262)       (74,262)

Warrants issued                                                   240,042

Net income                                                        220,584
                                -----------    -----------    -----------
Balance, September 30, 1998        (238,312)      (430,262)     2,778,539

Retirement of treasury shares       238,312        430,262           --

Exercise of stock options                                             720

Repurchase of common shares          (2,837)       (12,993)       (12,993)

Retirement of treasury shares         2,837         12,993           --

Net loss                                                       (1,090,038)
                                -----------    -----------    -----------
Balance, September 30, 1999            --             --      $ 1,676,228
                                ===========    ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                1999           1998
                                                             -----------    -----------
Operating activities:
  Net income (loss)                                          $(1,090,038)   $   220,584
  Adjustments to reconcile net income (loss) to net
          cash (used in) provided by operating activities:
    Deferred income taxes                                          6,000         44,000
    Depreciation and amortization                                397,095        308,177
    Reserve for bad debt                                          88,500           --
    Provision for inventory                                      185,234         12,900
    Gain on sale of equipment                                     (3,671)          --
    Warrant amortization                                          48,000           --
    Changes in operating assets and liabilities,
          net of effects of purchase of subsidiaries:
      Accounts receivable                                         53,856       (236,989)
      Notes receivable                                            10,994           --
      Inventories                                                (11,304)       234,445
      Other current assets                                        (8,039)         3,336
      Accounts payable and accrued expenses                        9,251       (431,973)
                                                             -----------    -----------
Net cash (used in) provided by operating activities             (314,122)       154,480

Investing activities:
  Additions to equipment and fixtures                           (168,383)       (95,115)
  Proceeds from sale of equipment                                 13,500           --
  Increase in other assets                                       (83,430)      (143,043)
  Cash paid for Micromet acquisition                                --         (150,000)
                                                             -----------    -----------
Net cash used in investing activities                           (238,313)      (388,158)

Financing activities:
  Net increase of line of credit agreement                       275,879        100,000
  Proceeds from long-term debt                                      --        2,000,000
  Principal payments on long-term debt                          (875,852)       (49,366)
  Principal payments on capital lease obligation                  (5,388)          --
  Net proceeds from sale of common stock                             720         15,785
  Expenses incurred for Reorganization                              --         (225,143)
  Purchase of treasury stock                                     (12,993)       (74,262)
                                                             -----------    -----------
Net cash (used in) provided by financing activities             (617,634)     1,767,014
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents          (1,170,069)     1,533,336

Cash and cash equivalents at beginning of year                 2,469,053        935,717
                                                             -----------    -----------
Cash and cash equivalents at end of year                     $ 1,298,984    $ 2,469,053
                                                             ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS


  1.   NATURE OF BUSINESS:
       -------------------
       Metrisa, Inc. (the "Company") was incorporated in Delaware in October 1985, with principal offices located at 25 Wiggins Avenue, Bedford, MA 01730. Metrisa is comprised of three divisions, two located in Bedford, MA, and one located in Metuchen, NJ. These divisions serve two broad markets, the process/environmental markets, and the materials characterization market. Tytronics manufactures and markets on-line liquid chemical analyzers to the process and environmental industries; Nametre manufactures and markets on-line viscosity analyzers to the process industries. Holometrix-Micromet provides instrumentation and testing services for the measurement of thermal properties and cure monitoring of composites for the automotive, aerospace, and electronics packaging industries.

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

       Although Metrisa is the surviving corporation, because the shareholders of Tytronics obtained a majority of voting rights in Metrisa, Tytronics is deemed to be the acquiring entity for accounting purposes. Accordingly, the Reorganization has been accounted for as a recapitalization of Tytronics and the acquisition by Tytronics of the minority interests of Metrisa and Nametre was completed under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business combinations." The accompanying financial statements reflect at the closing date, the acquisition by Tytronics of the minority interest of Metrisa and Nametre based on an independent valuation of Tytronics, Nametre and Metrisa by an independent investment banker.

  2.   SIGNIFICANT ACCOUNTING POLICIES:
       --------------------------------
       REVENUE RECOGNITION

       Revenue for instrument sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are performed.

       CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                    Continued

                                  METRISA, INC.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method.

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

       Equipment and fixtures consist of the following at September 30:

                                                     1999            1998
                                                  -----------     -----------
            Furniture and fixtures .............  $    74,390     $    56,376
            Leasehold improvements .............       67,351          67,351
            Machinery and equipment ............      984,059         797,900
            Demonstration equipment ............      311,286         302,897
                                                  -----------     -----------
                                                    1,437,086       1,224,524
            Accumulated depreciation ...........   (1,030,726)       (846,741)
                                                  -----------     -----------
                                                  $   406,360     $   377,783
                                                  ===========     ===========

       Depreciation expense was $186,294 and $165,454 for fiscal 1999 and 1998, respectively.

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

                                    Continued

                                  METRISA, INC.

       Other assets consisted of the following at September 30:


                                                     1999            1998
                                                  -----------     -----------
            Patents ...........................   $   380,731     $   346,470
            Goodwill ..........................     1,238,386       1,207,433
            Licensing agreement ...............        61,513          41,863
            Trademarks ........................        17,529          17,529
            Financing costs ...................       296,898         366,480
            Deposits ..........................       343,895         323,747
                                                  -----------     -----------
                                                    2,338,952       2,303,522
            Accumulated amortization ..........      (543,342)       (332,541)
                                                  -----------     -----------
                                                  $ 1,795,610     $ 1,970,981
                                                  ===========     ===========

       Amortization expense was $210,801 and $142,723 in fiscal 1999 and 1998, respectively.

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

       NET INCOME PER COMMON SHARE

       Net income per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not antidilutive. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 699,064 and 638,855 as of September 30, 1999 and 1998, respectively.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
                                    Continued

                                  METRISA, INC.

       CONCENTRATIONS OF CREDIT RISK

       Financial instruments which subject the Company to credit risk consist of cash equivalents and trade accounts receivable. The risk with respect to cash equivalents is minimized by the Company's policies in which investments are placed with high credit quality financial institutions and the amount of exposure to any one financial institution is monitored. The risk with respect to trade accounts receivable is minimized by the credit worthiness of the Company's customers, the diversity of its customer base and their dispersion across a wide geographical area, as well as the Company's credit and collection policies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. One distributor accounted for approximately 8% and 11% of revenues in 1999 and 1998, respectively. Sales to international customers represented approximately 35% and 45% of revenues in 1999 and 1998, respectively.

       STOCK-BASED COMPENSATION

       The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which is based on the intrinsic value method of measuring stock-based compensation. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which is based on the fair-value method of measuring stock-based compensation.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard for the fiscal year ending September 30, 2001. Management is evaluating the impact that SFAS No. 133 may have on the Company's financial statements.

  3.   BUSINESS COMBINATION:
       ---------------------
       In February 1998, Tytronics acquired substantially all of the assets of Micromet Instruments, Inc., a manufacturer of cure monitoring equipment, valued at $358,000, plus acquisition costs, for a cash payment of $150,000 and issued a note payable of $208,000. This acquisition was accounted for under the purchase method. No goodwill was recognized in this transaction.
                                    Continued

                                  METRISA, INC.

  4.   NOTES PAYABLE TO BANKS:
       -----------------------
       As of September 30, 1998, the Company was a party to a combined line of credit and term loan of $1,750,000 with a bank of which $1,250,000 was for the line of credit and $500,000 was for the term loan collateralized by substantially all of the assets of the Company. As of September 30, 1999, the Company had paid off the term loan and had a balance of $488,938 outstanding under the $1,250,000 line of credit. The term loan facility was retired at the time of payoff. As of September 30, 1998, the combined amount outstanding under this agreement was $582,058. Advances under the line of credit cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash balances and the amount of unused line of credit available. As of September 30, 1999, the Company was in compliance with all covenants and ratios of this line of credit.

       At September 30, 1999 and 1998, the Company had unused line of credit of $622,352 and $1,036,941, respectively.

  5.   LONG-TERM DEBT:
       ---------------
       Long-term debt consisted of the following at September 30:

                                                                                        1999            1998
                                                                                     -----------     -----------
            Notes payable to bank, principal and interest payable monthly
                through July 1, 2001, bearing interest at 2% above prime rate                        $   368,999
            Subordinated promissory notes payable to a shareholder,
                bearing interest payable monthly at 10% per
                annum; principal payable on November 23, 1999 (see Note 14)          $   450,000         450,000
            Promissory note payable to shareholder, bearing interest at 6% per
                annum, due in annual installments through January 2, 1999                   --            75,000
            Subordinated note payable to an investment banking firm due 2003
                at 13.75% interest per annum (see Note 14)                             2,000,000       2,000,000
            Note due to Geo-Centers for acquisition of Micromet due 2000
                bearing interest at 8.5% per annum                                          --           208,166
            Promissory note due to Amisco bearing interest at 12%, due at
                December 1, 1999                                                          19,448         139,448
            Capital lease obligation                                                      50,929            --
            Other                                                                         49,918         153,605
                                                                                     -----------     -----------
                                                                                       2,570,295       3,395,218
            Less current portion                                                         498,754         561,441
                                                                                     -----------     -----------
                                                                                     $ 2,071,541     $ 2,833,777
                                                                                     ===========     ===========

                                    Continued

                                  METRISA, INC.

       As of September 30, 1998, approximately $21,000 was owed to the estate of a former shareholder. This note was paid in full as of September 30, 1999.

       The aggregate amounts of required principal payments on the Company's long-term debt at September 30, 1999 are as follows:


            2000 ...............................  $   498,754
            2001 ...............................      219,390
            2002 ...............................      264,150
            2003 ...............................      300,000
            2004 and thereafter ................    1,288,001
                                                  -----------
                                                  $ 2,570,295
                                                  ===========

       As of September 29, 1998, the Company was a party to a $2,000,000 subordinated loan with an investment banking firm collateralized by substantially all assets of the Company, second to the bank. This loan is due in five years, with interest-only payments for the first two years. The interest rate is 13.75%.

       In connection with the subordinated loan, the Company issued stock warrants to the investment banking firm to purchase an aggregate of 143,738 shares of the Company's common stock at an exercise price of $.50 per share. At September 30, 1998, the warrants were valued at $240,000 and are being amortized to interest expense over the life of the loan. The warrants will expire on October 31, 2003.

       The loan agreement required that commencing with the first quarter of fiscal 1999, the Company maintain total funded long-term debt, excluding current portion, at a level not to exceed a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) in a trailing four-quarter basis. As of September 30, 1999, the Company was in violation of this covenant. Subsequent to year-end, the Company received a waiver on this covenant for fiscal 1999 and renegotiated the future covenant terms by postponing the commencement of the trailing calculation until the fourth quarter of fiscal 2000. In addition, a one-time minimum EBITDA was established for first quarter 2000 as well as a new cash flow coverage covenant commencing in the second quarter of fiscal 2000 (see
       Note 14).

  6.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
       -----------------------------------------------
       The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days' notice. Pursuant to this agreement, the Company accrued $5,000 per month for the fiscal years 1999 and 1998 and paid $27,000 and $58,750, respectively. Mr. Caruso, a director of the Company, is president of Bantam Group, Inc.

                                    Continued

                                  METRISA, INC.

  7.   STOCKHOLDERS' EQUITY:
       ---------------------
       WARRANTS

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

       The Company also granted warrants to purchase 15,962 shares of common stock at a price of $1.88 per share and 7,981 shares of common stock at a price of $3.76 per share in connection with consultant work on September 30, 1996. The warrants expire September 30, 2004.

       In November 1998, the Company granted a warrant to purchase 1,500 shares of common stock at an exercise price of $4.00 and a warrant to purchase 16,655 shares of common stock at an exercise price of $4.33 for services rendered in connection with the $2,000,000 subordinated loan. These warrants are exercisable for a period of five years expiring on October 6, 2003.

       A summary of warrants issued and outstanding at September 30, 1999:


            NUMBER OF     EXERCISE    EXPIRATION
             SHARES        PRICE         DATE
            ---------     --------    ----------
               57,878      $ 2.61      11/23/00
              106,936      $ 3.73      11/23/00
                6,942      $ 3.78       7/24/02
              181,748      $ 4.86       9/30/02
               16,655      $ 4.33       10/6/03
                1,500      $ 4.00       10/6/03
              143,738      $ 0.50      10/31/03
               15,962      $ 1.88       9/30/04
                7,981      $ 3.76       9/30/04
            ---------
              539,340
            =========

                                    Continued

                                  METRISA, INC.

       OPTION AGREEMENT

       Under the 1991 Stock Plan (the "1991 Plan"), officers and employees of the Company may be granted "incentive stock options" (stock) ("ISO" "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "Non-qualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases").

       The stock options are vested over a five-year period, with 20% of the options vested every year.

       The exercise price per share of ISOs granted under the 1991 Plan cannot be less than the fair market value per share of the Common Stock on the date of grant, or, in the case of ISOs granted to employees holding more than 10% of the total combined voting power of all classes of stock of the Company, 110% of the fair market value per share of the Common Stock on the date of grant. The exercise price per share of Nonqualified Options granted under the 1991 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant.

       The 1991 Plan requires that each option shall expire on the date specified by the Committee, but not more than ten years from its date of grant in the case of ISOs and ten years and one day in the case of Nonqualified Options. However, in the case of any ISO granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, such ISO shall expire on the date specified by the Committee, but not more than five years from its date of grant.

       The 1991 Plan authorizes the grant of Stock Rights to acquire 240,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

       As of September 30, 1999 and 1998, options to purchase 118,072 and 76,018 shares of Common stock, respectively, were issued and unexercised under the 1991 plan.

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

                                    Continued

                                  METRISA, INC.

                                                                   1999                        1998
                                                        -----------------------     ------------------------
                                                                       WEIGHTED                    WEIGHTED
                                                                        AVERAGE                     AVERAGE
                                                                       EXERCISE                    EXERCISE
                                                          SHARES        PRICE         SHARES        PRICE
                                                        -----------    --------     -----------    --------
            Outstanding options at beginning of year        117,670    $   1.75         118,018    $   1.70
            Granted                                          55,310        1.80           4,628        3.78
            Exercised                                          (400)       1.80          (7,868)       1.30
            Terminated                                      (12,856)       2.51         (17,588)       2.16
            Options due to Reorganization                      --          --            20,480        1.81
                                                        -----------    --------     -----------    --------
            Outstanding options at end of year              159,724    $   1.71         117,670    $   1.75
                                                        ===========    ========     ===========    ========
            Exercisable at end of year                      117,509    $   1.67          97,903    $   1.64
                                                        ===========    ========     ===========    ========
            Available for grant at end of year              113,660                      41,114
                                                        ===========                 ===========

       The following table represents weighted average price and life information about significant option groups outstanding at September 30, 1999:

                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
            --------------------------------------------------------    --------------------------
                                           WEIGHTED
               RANGE                        AVERAGE       WEIGHTED                      WEIGHTED
                OF                         REMAINING       AVERAGE                       AVERAGE
             EXERCISE        NUMBER       CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
              PRICES       OUTSTANDING     LIFE (YRS)       PRICE       EXERCISABLE       PRICE
            -----------    -----------    -----------    -----------    -----------    -----------
            $ 1.30-2.50        155,096        5.4           $1.66           112,881       $1.58
              $ 3.78             4,628        3.4            3.78             4,628        3.78
                           -----------                                  -----------
                               159,724                                      117,509
                           ===========                                  ===========

       The pro forma net income, as if compensation cost for the Plans had been determined based on the fair value at the grant date, in accordance with the provisions of FAS 123, is not materially different from the actual reported net income for the years ended September 30, 1999 and 1998.

       The fair value of options at the date of grant were estimated using the minimum value model with an estimated weighted average life of six years from the date of grant, assuming a risk free interest rate of approximately 6%. The Company does not intend to declare dividends on its common stock.

       The effect on 1999 and 1998 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years.

                                    Continued

                                  METRISA, INC.

  8.   PROFIT SHARING PLAN:
       --------------------
       The Company sponsors a 401(k) profit sharing plan (the "Plan") covering all employees of the Company having completed a minimum of six months of service. The Plan permits participants to make elective contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k), with a matching employer contribution. Participants become fully vested in the Company's matching contributions in their fifth year of service with the Company.

       The Plan also permits the employer to make fully vested discretionary contributions to the plan allocated to participants' accounts based on their relative compensation.

       Employer contributions were $9,054 and $8,194 in 1999 and 1998, respectively.

  9.   INCOME TAXES:
       -------------
       The provision for income taxes consisted of the following:

                                             1999           1998
                                          -----------    -----------
            Current income taxes:
               State ....................                $    12,000
               Federal ..................                     42,000
                                                         -----------
            Total current ...............                     54,000
                                                         -----------
            Deferred income taxes:
               Federal .................. $     5,000         36,000
               State ....................       1,000         11,000
                                          -----------    -----------
            Total deferred ..............       6,000         47,000
                                          -----------    -----------
                                          $     6,000    $   101,000
                                          ===========    ===========


       At September 30,1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,304,000 expiring through 2019. As of September 30, 1999, the Company has available research and development credit carryforwards of approximately $82,000. Under Internal Revenue Code Section 382, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss and credit carryforwards which could be utilized.
                                    Continued

                                  METRISA, INC.

       Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets are attributable to the following temporary differences at September 30:

                                                     1999           1998
                                                  -----------    -----------
            Deferred tax assets:
               Accounts receivable allowances     $    67,000    $    32,000
               Depreciation and amortization           87,000           --
               Inventory                              116,000         38,000
               Other accruals                         122,000         36,000
               Tax credits                             82,000         26,000
               Net operating loss carryforwards       806,000        586,000
               AMT credits                             35,000         79,000
                                                  -----------    -----------
                                                    1,315,000        797,000
               Valuation allowance                 (1,315,000)      (785,000)
                                                  -----------    -----------
                                                         --           12,000

            Deferred tax liability:
               Depreciation and amortization             --           (6,000)
                                                  -----------    -----------
            Net deferred tax asset                       --      $     6,000
                                                  ===========    ===========

       As required by FAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has recorded a valuation allowance of $1,315,000 to offset some of the net deferred tax assets as a result of the uncertainties surrounding the realization of the assets. The Company is reflecting a full valuation allowance in 1999 based upon management's estimate of the amount of deferred tax assets that more likely than not to be realized.

       A reconciliation of the federal statutory income tax rate and the effective tax rate as a percentage of income (loss) before taxes and minority interest for the years ended September 30 is as follows:

                                                     1999           1998
                                                  -----------    -----------
            Federal statutory rate                      34.00 %        34.00 %
            State taxes, net of federal benefit          5.50 %         7.91 %
            Intangibles                                 (3.66)%         6.85 %
            Other permanent differences                 (0.51)%         2.02 %
            Change in valuation allowance              (35.89)%       (21.01)%
                                                  -----------    -----------
            Effective tax rate                          (0.55)%        29.77 %
                                                  ===========    ===========

                                    Continued

                                  METRISA, INC.

  10.  LEASE COMMITMENTS:
       ------------------
       The Company leases its facilities in Bedford under a lease which expired in October 1999 at which time the Company exercised its option to extend the lease for an additional three-year period. The extension provides each of the parties the right to notify the other of their intention to terminate the lease by written notice on June 1, 2000 and June 1, 2001; otherwise the lease will extend through the full three-year extension. In addition, the Company rents office space in New Jersey on a month-to-month basis. The rent expense for both facilities including operating expenses charged by the landlord and real estate taxes was $159,567 and $150,148 in fiscal 1999 and 1998, respectively.

       The Company entered into a capital lease agreement with a bank in June 1999 to lease its new computer system. Assets under the capital lease are included in Machinery and Equipment in 1999 as follows:


            Machinery and equipment ...........  $    56,317
            Accumulated depreciation ..........       (5,632)
                                                 -----------
            Net capital lease assets ..........  $    50,685
                                                 ===========

       The following is a schedule by year of future minimum lease payments at September 30, 1999:

                                                       CAPITAL       OPERATING
            FISCAL YEAR                                LEASES         LEASES
            -----------                              -----------    -----------
               2000 ..............................   $    22,106    $   106,400
               2001 ..............................        22,106        114,000
               2002 ..............................        14,737        121,600
                                                     -----------    -----------
                                                          58,949    $   342,000
                                                                    ===========
            Less amount representing interest ....         8,020
                                                     -----------
            Present value of minimum lease payments
            (includes current portion of $17,389)    $    50,929
                                                     ===========

                                   Continued

                                  METRISA, INC.

  11.  CASH FLOW INFORMATION:
       ----------------------
       Supplemental disclosure of cash flow information for years ended September 30 is as follows:

                                          1999            1998
                                       -----------     -----------
            Interest paid ...........  $   384,622     $   157,335
            Income taxes paid .......       79,000          24,200


       Supplemental disclosure of noncash investing and financing activities:

            The Company entered into a capital lease agreement in June 1999 for $56,317 of capital equipment which is included in machinery and equipment.

            The Company issued warrants with a value of $240,000 to an investment banking firm in fiscal year 1998.

            The Company issued stock with a value of $1,165,000 to acquire the minority interest of Holometrix and Nametre of $232,206. Goodwill of $1,122,445 was created during this reorganization of the Company.

       The Company purchased all of the assets of Micromet Instruments, Inc. Information related to this transaction is as follows:

            Net assets acquired .....................  $   358,000
            Less note payable .......................      208,000
                                                       -----------
            Cash paid for acquisition ...............  $   150,000
                                                       ===========

  12.  SEGMENT REPORTING:
       ------------------
       The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring properties of a wide variety of materials, liquids and gases. The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization. The Company also manages these product lines across geographic reportable segments: North America, Europe and Asia Pacific. The accounting policies for each segment are the same as those described in the summary of significant policies (Note 2).

                                    Continued

                                  METRISA, INC.

       A summary of the Company's operations by product line follows:

                                                       1999           1998
                                                    -----------    -----------
            Revenues:
               Process analytical                   $ 4,743,439    $ 5,411,884
               Materials characterization             2,897,156      2,840,566
                                                    -----------    -----------
                                                      7,640,595      8,252,450
                                                    -----------    -----------
            Income (loss) from operations:
               Process analytical                      (514,375)       232,818
               Materials characterization              (211,054)       232,437
                                                    -----------    -----------
                                                       (725,429)       465,255
                                                    -----------    -----------
            Assets:
               Process analytical                     4,469,663      6,166,040
               Materials characterization             2,096,141      2,041,868
                                                    -----------    -----------
                                                      6,565,804      8,207,908
                                                    -----------    -----------
            Depreciation and amortization:
               Process analytical                       167,700        140,360
               Materials characterization               229,325        167,817
                                                    -----------    -----------
                                                        397,095        308,177
                                                    -----------    -----------
            Interest expense:
               Process analytical                       296,885        107,338
               Materials characterization               151,409         55,581
                                                    -----------    -----------
                                                        448,294        162,919
                                                    -----------    -----------
            Interest income:
               Process analytical                        72,558         10,305
               Materials characterization                13,456            326
                                                    -----------    -----------
                                                         86,014         10,631
                                                    -----------    -----------

                                    Continued

                                  METRISA, INC.

       A summary of the Company's operations by geographical area follows:

                                                       1999           1998
                                                    -----------    -----------
            North America .......................   $ 5,264,662    $ 5,421,048
            Europe ..............................     1,565,189      1,657,522
            Asia Pacific ........................       810,744      1,173,880
                                                    -----------    -----------
                                                    $ 7,640,595    $ 8,252,450
                                                    ===========    ===========

  13.  RESTRUCTURING CHARGE:
       ---------------------
       The Company has incurred a restructuring charge as a result of the closure of the Nametre Division's Metuchen, New Jersey, facility, and subsequent consolidation, in part, in the Company's Bedford, Massachusetts, facility. The Nametre Division manufactures and markets in-line and laboratory viscosity analyzers. The decision to consolidate was made in June 1999 due to Nametre's decreased sales volume, partly as a result of decreased Asian sales, and substantial losses. At that same time, the decision was announced to all employees, with Metuchen operations continuing through the close of fiscal 1999, and relocation occurring in November 1999. Complete closure of the New Jersey facility will occur in January 2000.

       This relocation resulted in a restructuring charge of $149,288, primarily for employee severance and certain nonrecurring charges. This amounts to a charge of approximately $0.15 per share.

       As of the beginning of fiscal 1999, Nametre employed the full-time equivalent of nine employees, exclusive of sales employees, in its location. Two of those employees will relocate to the Company's Bedford facility, with the balance having voluntarily left or been terminated. One sales employee will relocate to a home office. Two additional employees have been hired at the Company's Bedford facility.

  14.  SUBSEQUENT EVENTS (UNAUDITED):
       ------------------------------
       On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC"), and an investment bank, Finova Capital Corporation ("Finova"). MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003, with partial payments beginning October 1, 2000. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock. The Company repaid the remaining balance on the promissory note of $225,000. All of MTDC's 164,814 warrants were canceled as part of this transaction. Also, the Company repaid $100,000 of the Finova subordinated promissory note and issued 4,310 warrants to purchase the Company's common stock, at a price of $0.50 per share.
                                    Continued

                                  METRISA, INC.

       As part of this agreement, existing investors, including an officer, purchased additional equity of 116,939 shares of common stock for $277,105. Also, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895.

       Due to this transaction, outstanding common stock increased from 1,020,474 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717. The financial statement effect of the transactions has been reflected on the Company's unaudited balance sheet as pro forma adjustments.