Form 10QSB
period 1999-12-31
METRISA INC
filed 2000-02-14
CIK 812151

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

  [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                    to
                                        -----------------     -----------------

                         COMMISSION FILE NUMBER 0-16152

                          ----------------------------

                                  METRISA, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                          ----------------------------

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

                          ----------------------------

                                 (781) 275-3300
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)

                          ----------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ---              ---

As of December 31, 1999, 1,020,474 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes               No   X
     ---              ---

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Page...................................................................1

Table of Contents.............................................................2

PART I.  FINANCIAL INFORMATION (*)

     Item 1.   Financial Statements

                    Balance Sheets............................................3
                    Statements of Loss........................................4
                    Statements of Cash Flows..................................5
                    Notes to Financial Statements.............................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................13

     Item 2.   Changes in Securities.........................................13

     Item 3.   Defaults upon Senior Securities...............................13

     Item 4.   Submission of Matters to a Vote of Security Holders...........13

     Item 5.   Other Information.............................................13

     Item 6.   Exhibits and Reports on Form 8-K..............................13

SIGNATURES...................................................................14

(*) The financial information at September 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements
----------------------------------------------------------------------------------------------------------------------------
                                                    METRISA, INC.
                                                   BALANCE SHEETS
                                                                          Pro forma
                                                                          December 31,        December 31,       September 30,
                             ASSETS                                          1999                1999                1999
                                                                          (See note 5)
                                                                          -----------         -----------         -----------
                                                                          (Unaudited)         (Unaudited)
Current assets:
Cash and cash equivalents                                                 $ 1,117,545         $ 1,117,545         $ 1,298,984
Accounts receivable, less allowance for doubtful accounts
    of $167,000 at December 31, 1999 and September 30, 1999                 1,924,422           1,924,422           1,784,246
Inventories:
 Raw materials                                                                747,797             747,797             680,159
 Work in process                                                              253,722             253,722             302,453
 Finished goods                                                               196,486             196,486             213,918
                                                                          -----------         -----------         -----------
                                                                            1,198,005           1,198,005           1,196,530

Prepaid expenses                                                               96,295              96,295              73,520
Notes receivable                                                               10,285              10,285              10,554
                                                                          -----------         -----------         -----------
     Total current assets                                                   4,346,552           4,346,552           4,363,834

Equipment and fixtures, net                                                   376,340             376,340             406,360
Other assets, net of accumulated amortization of $609,751 and
    $543,342 at December 31, 1999 and September 30, 1999, respectively      1,729,922           1,729,922           1,795,610
                                                                          -----------         -----------         -----------
Total assets                                                              $ 6,452,814         $ 6,452,814         $ 6,565,804

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to bank                                                        488,938             488,938             488,938
 Accounts payable                                                           1,370,562           1,370,562           1,260,668
 Accrued expenses and other                                                   485,669             485,669             569,675
 Current portion of long-term debt                                             37,784             487,784             498,754
                                                                          -----------         -----------         -----------
Total current liabilities                                                   2,382,953           2,832,953           2,818,035
                                                                          -----------         -----------         -----------
Long-term debt, less current portion                                        1,966,889           2,066,889           2,071,541

Commitments

Stockholders' equity:
 Preferred stock $1.00 par value, 10,000,000 shares authorized,
   0 shares issued and outstanding at December 31, 1999 and
   September 30, 1999, respectively                                              --                  --                  --
 Common stock, $.50 par value, 4,000,000 shares authorized,
   1,020,474 shares issued and outstanding at December 31,1999 and September 30, 1999, respectively, and 1,265,193 shares issued
   at December 31, 1999 proforma                                              632,597             510,237             510,237
 Additional paid-in capital                                                 2,441,393           2,013,753           2,013,753
 Accumulated deficit                                                         (971,018)           (971,018)           (847,762)
                                                                          -----------         -----------         -----------
     Total stockholders' equity                                             2,102,972           1,552,972           1,676,228
                                                                          -----------         -----------         -----------
        Total liabilities and stockholders' equity                        $ 6,452,814         $ 6,452,814         $ 6,565,804

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                               STATEMENTS OF LOSS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          December 31,
                                                               ---------------------------------
                                                                   1999                  1998
                                                               -----------           -----------
Sales:
 Product sales                                                 $ 1,482,694           $ 1,296,881
 Service Sales                                                     250,460               331,057
                                                               -----------           -----------
Net sales                                                        1,733,154             1,627,938

Cost of sales                                                      862,558               828,956
                                                               -----------           -----------
Gross profit                                                       870,596               798,982

Operating expenses:
 Selling, general and administrative                               760,603               856,573
 Research and development                                          124,716               155,803
                                                               -----------           -----------
                                                                   885,319             1,012,376
                                                               -----------           -----------
Loss from operations                                               (14,723)             (213,394)

Other income (expense):
 Interest income                                                     4,443                 7,906
 Interest expense                                                 (112,976)             (115,017)
                                                               -----------           -----------
                                                                  (108,533)             (107,111)
                                                               -----------           -----------
Loss before income taxes                                          (123,256)             (320,505)

Income taxes                                                          --                    --
                                                               -----------           -----------
Net loss                                                       $  (123,256)          $  (320,505)
                                                               ===========           ===========
Net loss per common share-basic and diluted                    $     (0.12)          $     (0.31)
Shares outstanding-basic and diluted                             1,020,474             1,022,911










    The accompanying notes are an integral part of the financial statements.

                                      METRISA, INC.
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                          ---------------------------------
                                                                             1999                   1998
                                                                          -----------           -----------
Operating activities:
 Net loss                                                                 $  (123,256)          $  (320,505)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                89,129                77,535
  Warrant amortization                                                         12,000                12,000
  Changes in operating assets and liabilities, net of
     effects of purchase of subsidiaries:
   Accounts receivable                                                       (140,176)              169,245
   Notes receivable                                                               269                  --
   Inventories                                                                 (1,475)              (37,596)
   Other current assets                                                       (22,775)              (31,150)
   Accounts payable and accrued expenses                                       25,888              (357,045)
                                                                          -----------           -----------
Net cash used in operating activities                                        (160,396)             (487,516)

Investing activities:
 Additions to equipment and fixtures                                           (4,698)              (15,231)
 (Increase) decrease in other assets                                             (723)                1,334
 Cash paid for Micromet acquisition                                              --                (208,166)
                                                                          -----------           -----------
Net cash used in investing activities                                          (5,421)             (222,063)

Financing activities:
 Principal payments on long-term debt                                         (11,452)              (92,105)
 Principal payments on capital lease obligation                                (4,170)                 --
 Purchase of treasury stock                                                      --                 (43,277)
                                                                          -----------           -----------

Net cash used in financing activities                                         (15,622)             (135,382)
                                                                          -----------           -----------

Net decrease in cash and cash equivalents                                    (181,439)             (844,961)

Cash and cash equivalents at beginning of period                            1,298,984             2,469,053
                                                                          -----------           -----------

Cash and cash equivalents at end of period                                $ 1,117,545           $ 1,624,092
                                                                          ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

         Metrisa, Inc. ("the Company") is comprised of three divisions, all currently located in Bedford with the recent relocation of the New Jersey operations in November 1999. These divisions serve two broad markets, the process/environmental markets, and the materials characterization market. Tytronics manufactures and markets on-line liquid chemical analyzers to the process and environmental industries; Nametre manufactures and markets on-line viscosity analyzers to the process industries. Holometrix-Micromet provides instrumentation and testing services for the measurement of thermal properties and cure monitoring of composites for the automotive, aerospace, and electronics packaging industries.

         Certain amounts in prior period financial statements have been reclassified to conform to current presentation.

2.       NET LOSS PER SHARE

         Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the period presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock. Net Income (loss) per share amounts for all periods have been presented. The following is a reconciliation of the denominator (number of shares) used in the computation of loss per share. The numerator (net loss) is the same for the basic and diluted computations.

                                            Three Months Ended December 31,
                                            -------------------------------
                                                1999               1998
                                             ---------          ---------
Basic shares                                 1.020,474          1,022,911
Effect of dilutive securities                       --                 --
                                             ---------          ---------
Dilutive shares                              1,020,474          1,022,911

         The following table summarizes securities that were outstanding as of December 31, 1999 and 1998, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                         Three Month Period Ended December 31,
                                         -------------------------------------
                                                1999               1998
                                             ---------          ---------
Options                                        159,724            151,580
Warrants                                       539,340            539,340
Preferred Stock                                     --                 --


3.       SEGMENT REPORTING

         The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

         A summary of the Company's operations by segment follows:

                                                     1999             1998
                                                  -----------      -----------
         Sales:
                    Process analytical            $   996,508      $ 1,050,660
                    Materials characterization    $   736,646      $   577,278
                                                  -----------      -----------
                                                  $ 1,733,154      $ 1,627,938

         Income (loss) from operations:
                    Process analytical            $    64,850      $  (179,853)
                    Materials characterization    $   (79,573)     $   (33,541)
                                                  -----------      -----------
                                                  $   (14,723)     $  (213,394)

4.       RESTRUCTURING CHARGES

         As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation, in part, of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford facility. The restructuring charge was primarily related to employee severance and certain non-recurring charges. The relocation took place in November 1999 with a complete closure of the facility in January 2000. During the three months ended December 31, 1999, the Company paid out approximately $33,000 in severance payments and $11,000 in non-recurring expenses which were charged against current liabilities with a balance of approximately $105,000 remaining in current liabilities related to future severance payments. The Company anticipates that the restructuring payments will be substantially completed within the next two quarters.

5.       SUBSEQUENT EVENT

         On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC") and an investment bank, Finova Capital Corporation ("Finova"). MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003, with partial payments beginning October 1, 2000. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock. The Company repaid the remaining balance on the promissory note of $225,000. All of MTDC's 164,814 warrants were canceled as part of this transaction. Also, the Company repaid $100,000 of the Finova subordinated promissory note and issued 4,310 warrants to purchase the Company's common stock, at a price of $0.50 per share.

         As part of this agreement, existing investors, including an officer, purchased additional equity of 116,939 shares of common stock for $277,105. Also, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895.

         Due to this transaction, outstanding common stock increased from 1,020,474 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717. The financial statement effect of the transactions has been reflected on the Company's unaudited pro forma balance sheet.

ITEM 2.

--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 1999, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998

         NET SALES in the first quarter of fiscal 2000 totaled $1,733,154, as compared to $1,627,938 in the comparable quarter of fiscal 1999, an increase of $105,216, or 6%. Sales increased in the materials characterization segment, and decreased slightly in the process analytical segment. The process analytical segment continues to show softness in its Asian markets.

         COST OF SALES increased to $862,558 (50% of sales) in the first quarter of fiscal 2000, from $828,956 (51% of sales) in the same period of fiscal 1999. The savings resulting from the relocation and consolidation of the Nametre viscometric division from Metuchen, NJ, to Bedford, MA offset a less favorable product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $95,970, or 11%, from $856,573 (53% of sales) to $760,603 (44% of sales). The decrease was primarily a result of the continuing consolidation of selling, marketing and distribution activities, and a smaller decrease in general and administrative expenses due to reduced staffing.

         RESEARCH AND DEVELOPMENT decreased $31,087 from $155,803 (10% of sales) to $124,716 (7% of sales). This decrease is a result of continuing consolidation of the research and development effort, along with a focus on a more specific set of projects.

         LOSS FROM OPERATIONS was $14,723 in the first quarter of fiscal 2000, compared with a loss of $213,394 in the comparable period of fiscal 1999. The NET LOSS was $123,256 in the first quarter of fiscal 2000, compared to a net loss of $320,505 in the same period of fiscal 1999. Interest expense, at $112,976, in the first quarter of fiscal 2000 was comparable to the interest expense of $115,017, in the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         TOTAL ASSETS decreased by $112,990 (2%), to $6,452,814 in the first quarter of fiscal 2000, as compared to $6,565,804 at the end of fiscal 1999. Cash decreased by $181,439, primarily due to an operating cash outflow described below. Equipment and fixtures decreased by $30,020, from $406,360 to $376,340, primarily due to depreciation. Other assets decreased by $65,688, from $1,795,610 to $1,729,922, mainly due to amortization.

         TOTAL LIABILITIES remained approximately constant, increasing by only $10,266 from $4,889,576 at the end of fiscal 1999 to $4,899,842 at the end of first quarter of fiscal 2000. Accounts payable increased by $109,894 from $1,260,668 to $1,370,562, due to some extended payables. Accrued expenses decreased by $84,006, from $569,675 to $485,669. Other current liabilities changed only slightly; notes payable to bank remained constant at $488,938, and the current portion of long-term debt decreased $10,970.

         LONG-TERM DEBT decreased by $4,652 from $2,071,541 at September 30, 1999 to $2,066,889 at December 31, 1999 due to capital lease payments.

         OPERATING CASH FLOWS were negative in the first quarter of fiscal 2000, amounting to $160,396; this is significantly improved from an operating cash outflow of $487,516 in the comparable quarter of fiscal 1999. Operating cash decreased due to the net loss incurred ($123,256) and an increase in accounts receivable ($140,176), offset by total depreciation and amortization of $101,129, and other working capital changes of $1,907.

         Investment activity was very limited; the Company acquired equipment valued at $4,698. Other assets increased by $723, for a net cash usage for investment activities of $5,421. Long-term debt and capital lease repayments, totaling $15,622, constituted all of the Company's financing activities.

         The net affect of these transactions was a decrease in cash of $181,439, resulting in a cash balance at the end of the first quarter of fiscal 2000 of $1,117,545.

         As of December 31, 1999 the Company had an outstanding order backlog for product and services of approximately $732,000, as compared to a backlog of $978,900 as of December 31, 1998, and a backlog of $718,000 at the end of fiscal 1999. The Company believes that substantially all of the $732,000 backlog will be realized in fiscal 2000.

RESTRUCTURING CHARGES

         As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation, in part, of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford facility. The restructuring charge was primarily related to employee severance and certain non-recurring charges. The relocation took place in November 1999 with a complete closure of the facility in January 2000. During the three months ended December 31, 1999, the Company paid out approximately $33,000 in severance payments and $11,000 in non-recurring expenses which were charged against current liabilities with a balance of approximately $105,000 remaining in current liabilities related to future severance payments. The Company anticipates that the restructuring payments will be substantially completed within the next two quarters.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOAN

         As of September 30, 1998, the Company was a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 23, 1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash and borrowing availability under the line of credit. As of December 31, 1999, total advances under this line of credit were $488,938, the same amount as that outstanding as of September 30, 1999. As of December 31, 1999, the Company was in compliance with all covenants on this line of credit.

         As of September 29,1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. ("Finova"), a senior subordinated debt lender, secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. This financing requires maintenance of a covenant in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels. As of December 31, 1999, the Company was not in compliance with this covenant; subsequently, this covenant was waived and amended to a minimum EBITDA covenant. The Company was in compliance with the amended covenant.

SUBSEQUENT EVENT, SUBORDINATED DEBT LOAN

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

         As a result of this transaction, outstanding common stock increased from 1,020,747 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717. The financial statement effect of the transactions has been reflected on the Company's unaudited pro forma balance sheet.

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

YEAR 2000 UPDATE

         The Company has not experienced any business disruptions related to the "Year 2000" issue. Nevertheless, the Company is continuing to evaluate the risks associated with a potential delayed impact of Year 2000 failures. Any such failure could materially and adversely impact the Company's results of operations, liquidity, and financial position. The Company believes that its Year 2000 compliance project has reduced, but not eliminated, the possibility that its operations in the future will encounter any significant interruptions related to the Year 2000 issue.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

Item 5.    Other Information
           -----------------

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits
               --------

           Financial Data Schedule.

           (b) Reports on Form 8-K
               -------------------

           Not applicable.

                                   SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Metrisa, Inc.

                                                        By: \s\ John E. Wolfe
                                                            --------------------
                                                            John E. Wolfe
                                                            President

Date:  February 14, 1999