Form 10QSB/A
period 1999-12-31
METRISA INC
filed 2000-05-12
CIK 812151

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

As of March 31, 2000, 1,020,474 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes               No   X
     ---              ---

================================================================================

                                  FORM 10-QSB/A


                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Page...................................................................1

Table of Contents.............................................................2


We originally filed our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, on February 14, 2000. We are filing this quarterly report on Form 10-QSB/A for the quarter ended December 31, 1999 to correct expenses that should have been included in our quarter ended December 31, 1999 Quarterly Report on Form 10-QSB.


PART I.  FINANCIAL INFORMATION (*)

     Item 1.   Financial Statements

                    Balance Sheets............................................3
                    Statements of Loss........................................4
                    Statements of Cash Flows..................................5
                    Notes to Financial Statements.............................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................10



SIGNATURES...................................................................13

(*) The financial information at September 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements
----------------------------------------------------------------------------------------------------------------------------
                                                    METRISA, INC.
                                                   BALANCE SHEETS
                                                                          Pro forma
                                                                          December 31,        December 31,       September 30,
                             ASSETS                                          1999                1999                1999
                                                                          (See note 5)
                                                                          -----------         -----------         -----------
                                                                          (Unaudited)         (Unaudited)
Current assets:
Cash and cash equivalents                                                 $ 1,117,545         $ 1,117,545         $ 1,298,984
Accounts receivable, less allowance for doubtful accounts
    of $167,000 at December 31, 1999 and September 30, 1999                 1,924,422           1,924,422           1,784,246
Inventories:
 Raw materials                                                                747,797             747,797             680,159
 Work in process                                                              253,722             253,722             302,453
 Finished goods                                                               196,486             196,486             213,918
                                                                          -----------         -----------         -----------
                                                                            1,198,005           1,198,005           1,196,530

Prepaid expenses                                                               96,295              96,295              73,520
Notes receivable                                                               10,285              10,285              10,554
                                                                          -----------         -----------         -----------
     Total current assets                                                   4,346,552           4,346,552           4,363,834

Equipment and fixtures, net                                                   376,340             376,340             406,360
Other assets, net of accumulated amortization of $609,751 and
    $543,342 at December 31, 1999 and September 30, 1999, respectively      1,729,922           1,729,922           1,795,610
                                                                          -----------         -----------         -----------
Total assets                                                              $ 6,452,814         $ 6,452,814         $ 6,565,804

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to bank                                                        488,938             488,938             488,938
 Accounts payable                                                           1,370,562           1,370,562           1,260,668
 Accrued expenses and other                                                   537,498             537,498             569,675
 Current portion of long-term debt                                            237,784             687,784             498,754
                                                                          -----------         -----------         -----------
Total current liabilities                                                   2,634,782           3,084,782           2,818,035
                                                                          -----------         -----------         -----------
Long-term debt, less current portion                                        1,766,889           1,866,889           2,071,541

Commitments

Stockholders' equity:
 Preferred stock $1.00 par value, 10,000,000 shares authorized,
   0 shares issued and outstanding at December 31, 1999 and
   September 30, 1999, respectively                                              --                  --                  --
 Common stock, $.50 par value, 4,000,000 shares authorized,
   1,020,474 shares issued and outstanding at December 31,1999 and September 30, 1999, respectively, and 1,265,193 shares issued
   at December 31, 1999 proforma                                              632,597             510,237             510,237
 Additional paid-in capital                                                 2,441,393           2,013,753           2,013,753
 Accumulated deficit                                                       (1,022,847)         (1,022,847)           (847,762)
                                                                          -----------         -----------         -----------
     Total stockholders' equity                                             2,051,143           1,501,143           1,676,228
                                                                          -----------         -----------         -----------
        Total liabilities and stockholders' equity                        $ 6,452,814         $ 6,452,814         $ 6,565,804

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                               STATEMENTS OF LOSS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          December 31,
                                                               ---------------------------------
                                                                   1999                  1998
                                                               -----------           -----------
Sales:
 Product sales                                                 $ 1,482,694           $ 1,296,881
 Service Sales                                                     250,460               331,057
                                                               -----------           -----------
Net sales                                                        1,733,154             1,627,938

Cost of sales                                                      876,011               828,956
                                                               -----------           -----------
Gross profit                                                       857,143               798,982

Operating expenses:
 Selling, general and administrative                               781,187               856,573
 Research and development                                          142,508               155,803
                                                               -----------           -----------
                                                                   923,695             1,012,376
                                                               -----------           -----------
Loss from operations                                               (66,552)             (213,394)

Other income (expense):
 Interest income                                                     4,443                 7,906
 Interest expense                                                 (112,976)             (115,017)
                                                               -----------           -----------
                                                                  (108,533)             (107,111)
                                                               -----------           -----------
Loss before income taxes                                          (175,085)             (320,505)

Income taxes                                                          --                    --
                                                               -----------           -----------
Net loss                                                       $  (175,085)          $  (320,505)
                                                               ===========           ===========
Net loss per common share-basic and diluted                    $     (0.17)          $     (0.31)
Shares outstanding-basic and diluted                             1,020,474             1,022,911










    The accompanying notes are an integral part of the financial statements.

                                      METRISA, INC.
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                          ---------------------------------
                                                                             1999                   1998
                                                                          -----------           -----------
Operating activities:

 Net loss                                                                 $  (175,085)          $  (320,505)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                89,129                77,535
  Warrant amortization                                                         12,000                12,000
  Changes in operating assets and liabilities, net of
     effects of purchase of subsidiaries:
   Accounts receivable                                                       (140,176)              169,245
   Notes receivable                                                               269                  --
   Inventories                                                                 (1,475)              (37,596)
   Other current assets                                                       (22,775)              (31,150)
   Accounts payable and accrued expenses                                       77,717              (357,045)
                                                                          -----------           -----------
Net cash used in operating activities                                        (160,396)             (487,516)

Investing activities:
 Additions to equipment and fixtures                                           (4,698)              (15,231)
 (Increase) decrease in other assets                                             (723)                1,334
 Cash paid for Micromet acquisition                                              --                (208,166)
                                                                          -----------           -----------
Net cash used in investing activities                                          (5,421)             (222,063)

Financing activities:
 Principal payments on long-term debt                                         (11,452)              (92,105)
 Principal payments on capital lease obligation                                (4,170)                 --
 Purchase of treasury stock                                                      --                 (43,277)
                                                                          -----------           -----------

Net cash used in financing activities                                         (15,622)             (135,382)
                                                                          -----------           -----------

Net decrease in cash and cash equivalents                                    (181,439)             (844,961)

Cash and cash equivalents at beginning of period                            1,298,984             2,469,053
                                                                          -----------           -----------

Cash and cash equivalents at end of period                                $ 1,117,545           $ 1,624,092
                                                                          ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         OVERVIEW

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

         RESTATEMENT OF FINANCIAL STATEMENTS

         Recently, the Company determined that $45,151 of accrued compensation was inappropriately reversed during the quarter ended December 31, 1999, reducing expenses. Also, the Company determined that $6,678 of additional commission expense should have been accrued during the quarter ended December 31, 1999. Accordingly, the Company's financial statements for the quarter ended December 31, 1999 have been restated to include the effects of these costs in the Statement of Loss and related accrual.


STATEMENT OF LOSS
-----------------                                       For the three months ended
                                                            December 31, 1999
                                                    ---------------------------------
                                                   As Originally
                                                     Reported             As Amended
                                                    -----------           -----------
Sales                                               $ 1,733,154           $ 1,733,154
Cost of sales                                           862,558               876,011
                                                    -----------           -----------
Gross profit                                            870,596               857,143

Operating expenses:
   Selling, general and administrative                  760,603               781,187
   Research and development                             124,716               142,508
                                                    -----------           -----------
                                                        885,319               923,695
                                                    -----------           -----------
Loss from operations                                    (14,723)              (66,552)
Other income (expense)                                 (108,533)             (108,533)
                                                    -----------           -----------
Loss before income taxes                               (123,256)             (175,085)
Income taxes                                               --                    --
                                                    -----------           -----------
Net loss                                            $  (123,256)          $  (175,085)
                                                    ===========           ===========
Net loss per common share - basic and diluted       $     (0.12)          $     (0.17)
Shares outstanding - basic and diluted                1,020,474             1,020,474



BALANCE SHEET                                               December 31, 1999
-------------                                       ---------------------------------
                                                   As Originally
                                                     Reported             As Amended
                                                    -----------           -----------
Accrued expenses and other                          $   485,669           $   537,498
Accumulated deficit                                    (971,018)           (1,022,847)
Total stockholders' equity                          $ 1,552,972           $ 1,501,143


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

         A summary of the Company's operations by segment follows:

                                                     1999             1998
                                                  -----------      -----------
         Sales:
                    Process analytical            $   996,508      $ 1,050,660
                    Materials characterization    $   736,646      $   577,278
                                                  -----------      -----------
                                                  $ 1,733,154      $ 1,627,938

         Income (loss) from operations:
                    Process analytical            $    13,021      $  (179,853)
                    Materials characterization    $   (79,573)     $   (33,541)
                                                  -----------      -----------
                                                  $   (66,552)     $  (213,394)

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

         COST OF SALES increased to $876,011 (51% of sales) in the first quarter of fiscal 2000, from $828,956 (51% of sales) in the same period of fiscal 1999. The increase resulted from increased sales, offset by the savings from the relocation and consolidation of the Nametre viscosity products division from Metuchen, NJ, to Bedford, MA, and a less favorable product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $75,386, or 9%, from $856,573 (53% of sales) to $781,187 (45% of sales). The decrease was primarily a result of the continuing consolidation of selling, marketing and distribution activities, and a smaller decrease in general and administrative expenses due to reduced staffing.

         RESEARCH AND DEVELOPMENT decreased $13,295 from $155,803 (10% of sales) to $142,508 (8% of sales). This decrease is a result of continuing consolidation of the research and development effort, along with a focus on a more specific set of projects.

         LOSS FROM OPERATIONS was $66,552 in the first quarter of fiscal 2000, compared with a loss of $213,394 in the comparable period of fiscal 1999. The NET LOSS was $175,085 in the first quarter of fiscal 2000, compared to a net loss of $320,505 in the same period of fiscal 1999. Interest expense, at $112,976, in the first quarter of fiscal 2000 was comparable to the interest expense of $115,017, in the same period of fiscal 1999.

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

         TOTAL LIABILITIES remained approximately constant, increasing by only $62,095 from $4,889,576 at the end of fiscal 1999 to $4,951,671 at the end of first quarter of fiscal 2000. Accounts payable increased by $109,894 from $1,260,668 to $1,370,562, due to some extended payables. Accrued expenses decreased by $32,177, from $569,675 to $537,498. The current portion of long term debt increased by $189,030 due mainly to the inclusion of the first Finova debt repayment of $200,000 due on October 1, 2000.

         LONG-TERM DEBT decreased by $204,652 from $2,071,541 at September 30, 1999 to $1,866,889 at December 31, 1999 due to the reclassification of the first Finova debt repayment to current debt and capital lease payments.

         OPERATING CASH FLOWS were negative in the first quarter of fiscal 2000, amounting to $160,396; this is significantly improved from an operating cash outflow of $487,516 in the comparable quarter of fiscal 1999. Operating cash decreased due to the net loss incurred $175,085 and an increase in accounts receivable ($140,176), offset by total depreciation and amortization of $101,129, and other working capital changes of $53,736.

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


Date:  May 12, 1999