Form 10QSB
period 2000-03-31
METRISA INC
filed 2000-05-15
CIK 812151

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000

  [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                to
                                        --------------    --------------

                         COMMISSION FILE NUMBER 0-16152

                               -------------------

                                  METRISA, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                               -------------------

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

                               -------------------

                                 (781) 275-3300
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)

                               -------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ---              ---

As of May 12, 2000, 1,265,193 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes               No   X
     ---              ---
================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Page...............................................................   1

Table of Contents.........................................................   2


PART I.  FINANCIAL INFORMATION (*)

Item 1.  Financial Statements

         Balance Sheets...................................................   3

         Statements of Operations.........................................   4

         Statements of Cash Flows.........................................   5

         Notes to Financial Statements....................................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  15

Item 2.  Changes in Securities............................................  15

Item 3.  Defaults upon Senior Securities..................................  15

Item 4.  Submission of Matters to a Vote of Security Holders..............  15

Item 5.  Other Information................................................  15

Item 6.  Exhibits and Reports on Form 8-K.................................  15

SIGNATURES................................................................  16

(*) The financial information at September 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  METRISA, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   March 31,    September 30,
                                     ASSETS                          2000           1999
                                                                  -----------    -----------
Current assets:
   Cash and cash equivalents                                      $ 1,092,809    $ 1,298,984
   Accounts receivable, less allowance for
     doubtful accounts of $167,000 at March 31,
     2000 and September 30, 1999                                    1,675,262      1,784,246
   Inventories:                                                     1,213,428      1,196,530
   Prepaid expenses                                                   101,585         73,520
   Notes receivable                                                    50,000         10,554
                                                                  -----------    -----------
          Total current assets                                      4,133,084      4,363,834

Equipment and fixtures, net                                           358,465        406,360
Other assets, net of accumulated amortization of
   $649,141 and $543,342 at March 31, 2000 and
   September 30, 1999, respectively                                 1,679,178      1,795,610
                                                                  -----------    -----------
          Total assets                                            $ 6,170,727    $ 6,565,804

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank                                              488,938        488,938
   Accounts payable                                                 1,176,273      1,260,668
   Accrued expenses and other                                         511,504        569,675
   Current portion of long-term debt                                  235,302        498,754
                                                                  -----------    -----------
          Total current liabilities                                 2,412,017      2,818,035
                                                                  -----------    -----------

Long-term debt, less current portion                                1,762,109      2,071,541

Commitments

Stockholders' equity:
   Preferred stock $1.00 par value, 10,000,000
   shares authorized, 0 shares issued and
   outstanding at December 31, 1999 and September
   30, 1999, respectively                                                --             --
Common stock, $.50 par value, 4,000,000 shares
   authorized, 1,265,193 and 1,020,474 shares
   issued and outstanding at March 31, 2000 and
   September 30, 1999, respectively                                   632,597        510,237
Additional paid-in capital                                          2,450,051      2,013,753
Accumulated deficit                                                (1,086,047)      (847,762)
                                                                  -----------    -----------
          Total stockholders' equity                                1,996,601      1,676,228
                                                                  -----------    -----------
          Total liabilities and stockholders' equity              $ 6,170,727    $ 6,565,804
                                                                  ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                      March 31,                     March 31,
                                              --------------------------    --------------------------
                                                  2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
Sales:
    Product sales                             $ 1,455,404    $ 1,574,008    $ 2,913,102    $ 2,870,890
    Service sales                                 334,835        385,113        610,291        716,169
                                              -----------    -----------    -----------    -----------

Net sales                                       1,790,239      1,959,121      3,523,393      3,587,059

Cost of sales                                     799,118        912,814      1,608,973      1,741,770
                                              -----------    -----------    -----------    -----------

Gross profit                                      991,121      1,046,307      1,914,420      1,845,289

Operating expenses:
    Selling, general and administrative           799,060      1,053,238      1,651,212      1,909,811
    Research and development                      163,418        176,361        301,116        332,164
                                              -----------    -----------    -----------    -----------

                                                  962,478      1,229,599      1,952,328      2,241,975
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                      28,643       (183,292)       (37,908)      (396,686)

Other income (expense):
    Interest income                                 4,537          9,585          8,979         17,491
    Interest expense                              (96,380)       (75,620)      (209,356)      (190,637)
                                              -----------    -----------    -----------    -----------

                                                  (91,843)       (66,035)      (200,377)      (173,146)
                                              -----------    -----------    -----------    -----------

Loss before income taxes                          (63,200)      (249,327)      (238,285)      (569,832)

Income taxes                                         --           25,040           --           25,040
                                              -----------    -----------    -----------    -----------

Net loss                                      $   (63,200)   $  (274,367)   $  (238,285)   $  (594,872)
                                              ===========    ===========    ===========    ===========
Net loss per common share-basic and diluted   $     (0.05)   $     (0.27)   $     (0.21)   $     (0.58)
Shares outstanding-basic and diluted            1,230,233      1,022,060      1,124,780      1,022,490

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2000           1999
                                                      -----------    -----------
Operating activities:
  Net loss                                            $  (238,285)   $  (594,872)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                         170,295        152,761
    Amortization of deferred financing costs               24,562         24,000
    Changes in operating assets and liabilities,
      net of effects of purchase of subsidiaries:
      Accounts receivable                                 108,984        412,085
      Notes receivable                                    (39,446)          --
      Inventories                                         (16,898)       (54,932)
      Other current assets                                (28,065)       (17,754)
      Accounts payable and accrued expenses              (142,566)      (227,634)
                                                      -----------    -----------

Net cash used in operating activities                    (161,419)      (306,346)

Investing activities:
  Additions to equipment and fixtures                     (16,031)       (46,191)
  (Increase) decrease in other assets                      (5,881)        18,346
                                                      -----------    -----------

Net cash used in investing activities                     (21,912)       (27,845)

Financing activities:
  Increase in bank line of credit                            --          195,000
  Principal payments on long-term debt                   (339,425)      (479,693)
  Principal payments on capital lease obligation           (8,459)          --
  Payment of note payable for Micromet Acquisition           --         (208,166)
  Proceeds from sale of Common Stock                      277,145           --
  Proceeds from exercise of stock options                  47,895           --
  Purchase of treasury stock                                 --          (43,277)
                                                      -----------    -----------

Net cash used in financing activities                     (22,844)      (536,136)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (206,175)      (870,327)

Cash and cash equivalents at beginning of period        1,298,984      2,469,053
                                                      -----------    -----------

Cash and cash equivalents at end of period            $ 1,092,809    $ 1,598,726
                                                      ===========    ===========
Non-cash Transactions:
  Converion of debt into equity                       $   225,000           --
  Valuation of warrant issued at debt conversion            8,618           --

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

     Metrisa, Inc. ("the Company") is comprised of three divisions, all currently located in Bedford, MA with the recent relocation of the New Jersey operations in November 1999. These divisions serve two broad markets, the process/environmental markets, and the materials characterization market. Tytronics manufactures and markets on-line liquid chemical analyzers to the process and environmental industries; Nametre manufactures and markets on-line viscosity analyzers to the process industries. Tytronics and Nametre, together, constitute the process analytical industry segment. Holometrix Micromet provides instrumentation and testing services for the measurement of thermal properties and cure monitoring of composites for the automotive, aerospace, and electronics packaging industries. Holometrix Micromet constitutes the materials characterization industry segment.

     Certain amounts in prior period financial statements have been reclassified to conform to current presentation.

2.   INVENTORIES

     Inventories consisted of the following at:


                                          March 31,     September 30,
                                            2000            1999
                                         ----------      ----------
              Raw materials              $  801,450      $  680,159
              Work-in-process               257,259         302,453
              Finished Goods                154,719         213,918
                                         ----------      ----------
                                         $1,213,428      $1,196,530
                                         ==========      ==========

3.   NET LOSS PER SHARE

     Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the periods presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock, hence their inclusion would be anti-dilutive and they have been appropriately excluded from the computations. Net income (loss) per share amounts for all periods have been presented. The following is a reconciliation of the denominator (number of shares) used in the computation of loss per share. The numerator (net loss) is the same for the basic and diluted computations.


                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                ---------------------     ---------------------
                                   2000        1999          2000        1999
                                ---------   ---------     ---------   ---------
Basic shares                    1,230,233   1,022,060     1,124,780   1,022,490
Effect of dilutive securities        --          --            --          --
                                ---------   ---------     ---------   ---------
Dilutive shares                 1,230,233   1,020,060     1,124,780   1,020,490


     The following table summarizes securities that were outstanding as of March 31, 2000 and 1999, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                   2000        1999
                                ---------   ---------
Options                           154,431     172,980
Warrants                          378,836     539,340

4.   SEGMENT REPORTING

     The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

     A summary of the Company's operations by segment follows:


                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                ---------------------     ---------------------
                                   2000        1999          2000        1999
                                ---------   ---------     ---------   ---------
Sales:
   Process analytical           1,041,452   1,295,505     2,037,959   2,346,165
   Materials characterization     748,787     663,616     1,485,434   1,240,894
                                ---------   ---------     ---------   ---------
                                1,790,239   1,959,121     3,523,393   3,587,059


Income (loss) from operations:
   Process analytical             (28,169)    (54,432)      (15,147)   (234,285)
   Materials characterization      56,812    (128,860)      (22,761)   (162,401)
                                ---------   ---------     ---------   ---------
                                   28,643    (183,292)      (37,908)   (396,686)

5.   RESTRUCTURING CHARGES

     As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford, Massachusetts, facility. The restructuring charge was primarily related to employee severance expenses and certain non-recurring charges. During the three months ended March 31, 2000, the Company paid approximately $50,000 in employee severance charges. Expenditures during the six months ended March 31, 2000 totaled approximately $94,000, with $83,000 related to severance expenses and $11,000 in non-recurring expenses. A balance of approximately $55,000 remains in current liabilities and payments of this amount are anticipated to be completed by November.

6.   DEBT AGREEMENT

     On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC") and an investment bank, Finova Capital Corporation ("Finova"). MTDC was the holder of a subordinated promissory note for $450,000, originally due November 23, 1999. Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003, with partial payments beginning October 1, 2000. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock. The Company repaid the remaining balance on the promissory note of $225,000. All of MTDC's 164,814 warrants were canceled as part of this transaction. Also, the Company repaid $100,000 of the Finova subordinated promissory note and issued 4,310 warrants to purchase the Company's common stock, at a price of $0.50 per share. These warrants have been given a value of $8,617, included in financing costs and will be amortized over the life of the debt.

     As part of this agreement, existing investors, including an officer, purchased additional equity of 116,939 shares of common stock for $277,145. Also, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895. As a result of these transactions, the total shares of common stock outstanding increased from 1,020,474 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717.

7.   AGREEMENT TO PURCHASE MONITEK'S ASSETS

     The Company announced the signing of an Asset Purchase Agreement to purchase substantially all of the assets (with certain exceptions) of the optical and acoustic instrument business of Monitek Technologies, Inc., and Monitek GmbH, wholly owned subsidiaries of Sentex Sensing Technology, Inc. Closing of the transaction is subject to certain approvals, including those of the financing entities of both companies, and is expected before the end of fiscal 2000.

     Monitek is a leading manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operation will become part of Metrisa's process analytical business segment.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the third quarter of fiscal 2000. The Company does not expect the application of SAB No. 101 to have a material impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on their financial position or results of operations.

ITEM 2.
--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2000 as Compared With the Three-Month Period
-------------------------------------------------------------------------------
Ended March 31, 1999
--------------------

     NET REVENUES in the second quarter of fiscal 2000 totaled $1,790,239 as compared to $1,959,121 in the comparable quarter of fiscal 1999, a decrease of $168,882. This 9% decrease was primarily a result of decreased Asian sales, coupled with the late receipt of certain orders.

     COST OF SALES decreased by $113,696, or 13%, from $912,814 (47% of sales) in the second quarter of fiscal 1999 to $799,118 (45% of sales) in the second quarter of fiscal 2000. This decrease in cost of sales is attributed primarily to the reduction in sales volume and the savings from the relocation of Nametre's viscosity analyzer manufacturing from New Jersey to Massachusetts.

     GROSS PROFIT decreased by $55,186 from $1,046,307 (53% of sales) in the second quarter of fiscal 1999 to $991,121 (55% of sales) in the comparable period of fiscal 2000. This decline was caused by the effect of a reduction in net revenues of $168,882, offset by the cost reductions resulting from the relocation of Nametre's viscosity analyzer manufacturing to Massachusetts, coupled with other manufacturing cost reductions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $254,178, or 24%, from $1,053,238 (54% of sales) in the second quarter of fiscal 1999 to $799,060 (45% of sales) in the second quarter of fiscal 2000. This decrease was a result of savings from both the Nametre relocation and certain other personnel cost reductions.

     RESEARCH AND DEVELOPMENT decreased, by $12,943, or 7%, from $176,361 (9% of sales) in the second quarter of fiscal 1999 to $163,418 (9% of sales) in the second quarter of fiscal 2000.

     INCOME (LOSS) FROM OPERATIONS improved by $211,935, from a loss of $183,292 in the second quarter of fiscal 1999, to income of $28,643 in the comparable period of fiscal 2000. Net loss was $63,200 in the second quarter of fiscal 2000, compared with a net loss of $274,367 in the second quarter of 1999, a decrease of $211,167. The net loss was only slightly affected by net interest expenses of $25,808 associated with the Company's FY1998 subordinated debt financing, as these expenses were largely offset by reduced income taxes of $25,040.

Six-MonthPeriod Ended March 31, 2000 as Compared With the Six-Month period Ended
--------------------------------------------------------------------------------
March 31, 1999
--------------

     NET REVENUES in the first half of fiscal 2000 totaled $3,523,393 as compared to $3,587,059 in the comparable period of fiscal 1999, a decrease of $63,666. This 2% decrease was primarily a result of decreased Asian sales, primarily affecting the Nametre viscosity analyzer products.

     COST OF SALES decreased by $132,797, or 8%, from $1,741,770 (49% of sales) in the first half of 1999, to $1,608,973 (46% of sales) in the same period of fiscal 2000. This decrease in cost of sales is attributed primarily to the reduction in sales volume and the savings resulting from the relocation of Nametre's viscosity analyzer manufacturing from New Jersey to Massachusetts.

     GROSS PROFIT increased by $69,131 from $1,845,289 (51% of sales) in the second quarter of fiscal 1999 to $1,914,420 (54% of sales) in the comparable period of fiscal 2000. This increase was due to the cost reductions resulting from the relocation of Nametre's viscosity analyzer manufacturing to Massachusetts, coupled with other manufacturing cost reductions, offset by the effect of a $63,666 reduction in net revenues.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $258,599, or 14%, from $1,909,811 (53% of sales) to $1,651,212 (47% of sales). This decrease was primarily a result of the continuing consolidation of selling, marketing and distribution activities, the Nametre relocation and consolidation, and a smaller decrease in general and administrative expenses due to reduced staffing, offset by a small increase in depreciation and amortization.

     RESEARCH AND DEVELOPMENT expense decreased by $31,048, or 9%, from $332,164 (9% of sales) to $301,116 (9% of sales). This decrease is a result of continuing consolidation of the research and development effort, along with a focus on a more specific set of projects.

     LOSS FROM OPERATIONS was $37,908 in the first half of fiscal 2000, compared with a loss of $396,686 in the comparable period of fiscal 1999. Net loss was $238,285 in the first half of fiscal 2000, compared with net loss of $594,872 in the first half of fiscal 1999. The effect of the remaining other income and expense was minimal; net interest expense increased by $27,231, and was largely offset by a decrease in income taxes of $25,040.

LIQUIDITY AND CAPITAL RESOURCES

     TOTAL ASSETS decreased by $395,077 (6%) in the first half of fiscal 2000, from $6,565,804 at September 30,1999 to $6,170,727 at March 31, 2000. Cash
decreased by $206,175, largely due to operating losses in the first quarter of fiscal 2000. Due to increased collection activity, accounts receivable decreased by $108,984 in the first half of fiscal 2000. Inventories increased slightly by $16,898, or 1%. All other current assets increased by $67,511, primarily due to the inclusion of the $50,000 note receivable associated with the signing of the Monitek Asset Purchase Agreement. Equipment and fixtures decreased by $47,895, to $358,465, primarily due to depreciation, offset by modest capital expenditures. Other assets decreased by $116,432 to $1,679,178 in the first half of fiscal 2000, largely due to the amortization of financing and patent costs.

     TOTAL CURRENT LIABILITIES decreased by $406,018 to $2,412,017 in the first half of fiscal 2000, partially due to a decrease in accounts payable of $84,395, and a decrease in accrued expenses of $58,171. The current portion of long-term debt also decreased, by $263,452, largely due to the elimination of $450,000 of debt due to the MTDC, offset by the inclusion of $200,000 of current debt due to Finova. Notes payable to bank remained constant at $488,938.

     CASH FLOWS were negative in the first half of fiscal 2000, amounting to $206,175, as compared to a negative cash flow of $870,327 in the comparable period of fiscal 1999. Operating cash flow improved by $144,927, primarily due to a significant reduction in net loss. Changes in investing activities were modest; the net cash used in investing activities was reduced by only $5,933, to $21,912. The net cash used in financing activities was also significantly reduced from a cash outflow of $536,136 in the first half of fiscal 1999 to a cash outflow of $22,844 in the comparable period of fiscal 2000, a reduction of $513,292. The change in financing activities was largely attributable to a reduction in net debt repayments of $144,975, coupled with an increase in equity of $325,040 from the sale of stock and the exercise of stock options.

     As of March 31, 2000, the Company had an outstanding order backlog for product and services of approximately $1,179,000 as compared to a backlog of $718,000 at the end of fiscal 1999. The Company believes that substantially all of the current backlog will be realized in fiscal 2000.

Notes Payable Line of Credit, Subordinated Debt Loan, and Debt Agreement
------------------------------------------------------------------------

     As of September 30, 1998, the Company was a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 30, 1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash and borrowing availability under the line of credit. As of March 31, 2000, total advances under this line of credit were $488,938, the same amount as that outstanding as of September 30, 1999. As of March 31, 2000, the Company was in compliance with all covenants on this line of credit.

     As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. ("Finova"), a senior subordinated debt lender, secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. This financing required maintenance of a covenant in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels. In January 2000, this covenant was amended to a cash flow coverage covenant, effective in the quarter ending March 31, 2000. As of that date, the Company was in full compliance with the amended covenant.

     On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC"), and Finova. MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. As noted, Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock, at a conversion price of $2.37 per share, and the Company repaid the remaining balance on the promissory note of $225,000. The Company also repaid $100,000 of the Finova subordinated promissory note and issued a warrant to Finova for an additional 4,310 shares of the Company's common stock, at a price of $0.50 per share.

     In connection with this agreement, existing stockholders, including an officer, purchased additional equity of 116,939 shares of common stock for $277,145, at a price of $2.37 per share. In addition, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895. As a result of these transactions, the total shares of common stock outstanding increased from 1,020,474 to 1,265,193 and warrants and options outstanding decreased from 699,064 to 505,717.

Restructuring Charges
---------------------

     As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation, in part, of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford, Massachusetts, facility. The restructuring charge was primarily related to employee severance and certain non-recurring charges. The relocation took place in November 1999 with a complete closure of the facility in January 2000. During the three months ended December 31, 1999, the Company paid out approximately

$33,000 in severance payments and $11,000 in non-recurring expenses; in the three months ending March 31, 2000, an additional $50,000 of employee severance payments were incurred, for a total charge of $94,000, $83,000 in severance payments and $11,000 in non-recurring expenses. These expenses were charged against current liabilities, leaving a balance of approximately $55,000 in current liabilities related to future severance payments. The Company anticipates that the restructuring payments will be substantially completed within the next two quarters.

Agreement to Purchase Monitek's Assets
--------------------------------------

     The Company announced the signing of an Asset Purchase Agreement to purchase substantially all of the assets (with certain exceptions) of the optical and acoustic instrument business of Monitek Technologies, Inc., and Monitek GmbH, wholly owned subsidiaries of Sentex Sensing Technology, Inc. Closing of the transaction is subject to certain approvals, including those of the financing entities of both companies, and is expected before the end of fiscal 2000.

     Monitek is a leading manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operation will become part of Metrisa's process analytical business segment.

Other Company Initiatives
-------------------------

     The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions (including that mentioned previously), mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the subordinated debt financing from Finova, plus the subsequent financing agreement among current investors, MTDC and Finova, will provide sufficient capital to maintain stable Company operations throughout fiscal 2000. The Company believes that its strategic initiatives, the recently completed Nametre restructuring, and other costs savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that adequate profitability or operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

New Accounting Pronouncements
-----------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the third quarter of fiscal 2000. The Company does not expect the application of SAB No. 101 to have a material impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on their financial position or results of operations.

Year 2000 Update
----------------

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


Item 2.    Changes in Securities
           ---------------------
           Not applicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.


Item 4.    Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------
           The Company's Annual Meeting of Stockholders was held March 23, 2000 to consider the election of Joseph J. Caruso, Joaquim S.S. Ribeiro, Emile Sayegh, Salvatore J. Vinciguerra and John E. Wolfe as Directors. Stockholders also voted to approve an amendment to the Company's 1991 Stock Plan, to increase the number of shares of the Company's common stock, $.50 par value, reserved for issuance thereunder from 125,000 shares to 240,000 shares, and to approve the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2000.

           The following table indicates the number of votes cast for or against, as well as the number of abstentions (there were no broker non-votes) as to each matter considered at the Company's 2000 Annual Stockholders Meeting.

                                                 VOTES      VOTES
                      ITEMS CONSIDERED            FOR      AGAINST   ABSTENTIONS
                      ----------------            ---      -------   -----------
           1.  Fix the number of Directors at    901,108       800         586
               five (5)

           2.  Election of Nominated Officers    901,108       ---         ---

           3.  To approve amendment to the       894,285     8,061         148
               Company's 1991 Stock Plan to
               increase the number of shares
               of the Company's Common Stock,
               $.50 par value, reserved for
               issuance thereunder from
               125,000 to 240,000 shares

           4.  To approve the selection of       902,264        80         150
               PricewaterhouseCoopers LLP as
               independent auditors


Item 5.    Other Information
           -----------------
           Not applicable.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits
               --------
                10.20 Asset Purchase Agreement dated March 14, 2000, among the Company, Sentex Sensing Technology, Inc., Monitek Technologies Inc., et al (filed herewith).

                27         Financial Data Schedule (filed herewith).

           (b) Reports on Form 8-K
               -------------------
               Not applicable.

SIGNATURE


     Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Metrisa, Inc.


                                                     By:  /s/ John E. Wolfe
                                                          -------------------
                                                          John E. Wolfe
                                                          President


Date:  May 15, 2000