Form 10QSB
period 2000-06-30
METRISA INC
filed 2000-08-14
CIK 812151

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the transition period from            to
                                                    ----------    ------------

                         COMMISSION FILE NUMBER 0-16152

                            ------------------------

                                  METRISA, INC.
                                  -------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                            ------------------------


            DELAWARE                                        04-2891557
            --------                                        ----------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                 25 WIGGINS AVENUE, BEDFORD, MASSACHUSETTS 01730
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  --------------------------------------------


                                 (781) 275-3300
                                 --------------
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)


                  --------------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


As of August 11, 2000, 1,425,313 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes [ ]  No [X]

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Page...................................................................1

Table of Contents.............................................................2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements

                 Balance Sheets...............................................3

                 Statements of Operations.....................................4

                 Statements of Cash Flows.....................................5

                 Notes to Financial Statements................................6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................10

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings............................................14

Item 2.          Changes in Securities........................................14

Item 3.          Defaults upon Senior Securities..............................14

Item 4.          Submission of Matters to a Vote of Security Holders..........14

Item 5.          Other Information............................................14

Item 6.          Exhibits and Reports on Form 8-K.............................14

SIGNATURES....................................................................15

(*) The financial information at September 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements

--------------------------------------------------------------------------------------------------------------

                                                    METRISA, INC.
                                                    BALANCE SHEETS

                                                                   June 30,    September 30,
       ASSETS                                                        2000           1999
                                                                 -----------    -----------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                      $   934,925    $ 1,298,984
  Accounts receivable, less allowance for doubtful accounts             --
      of $167,000  at June 30, 2000 and September 30, 1999         2,002,764      1,784,246
  Inventories:                                                     1,213,439      1,196,530
  Prepaid expenses                                                   166,315         73,520
  Notes receivable                                                    50,000         10,554
                                                                 -----------    -----------
       Total current assets                                        4,367,443      4,363,834

Equipment and fixtures, net                                          342,776        406,360
Other assets, net of accumulated amortization of $846,519 and
    $621,568 at June 30, 2000 and September 30, 1999,
      respectively                                                 1,573,884      1,795,610
                                                                 -----------    -----------
         Total assets                                            $ 6,284,103    $ 6,565,804

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                              649,938        488,938
  Accounts payable                                                 1,213,406      1,260,668
  Accrued expenses and other                                         451,570        569,675
  Current portion of long-term debt                                  225,050        498,754
                                                                 -----------    -----------

       Total current liabilities                                   2,539,964      2,818,035
                                                                 -----------    -----------

Long-term debt, less current portion                               1,762,109      2,071,541

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
      0 shares issued and outstanding at December 31, 1999 and
      September 30, 1999, respectively                                  --             --
  Common stock, $.50 par value, 4,000,000 shares authorized,
      1,265,313 and 1,020,474 shares issued and outstanding at
      June 30, 2000 and September 30, 1999, respectively             632,657        510,237
  Additional paid-in capital                                       2,450,160      2,013,753
  Accumulated deficit                                             (1,100,787)      (847,762)
                                                                 -----------    -----------

       Total stockholders' equity                                  1,982,030      1,676,228
                                                                 -----------    -----------

         Total liabilities and stockholders' equity              $ 6,284,103    $ 6,565,804

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                              June 30,                      June 30,
                                                     ---------------------------   --------------------------
                                                         2000           1999           2000           1999
                                                     -----------    ------------   -----------    -----------
Sales:
  Product sales                                      $ 1,693,402    $ 1,867,700    $ 4,606,504    $ 4,738,590
  Service Sales                                          259,414        318,730        869,704      1,034,899
                                                     -----------    -----------    -----------    -----------
Net sales                                              1,952,816      2,186,430      5,476,208      5,773,489

Cost of sales                                            849,475        946,778      2,458,387      2,688,548
                                                     -----------    -----------    -----------    -----------
Gross profit                                           1,103,341      1,239,652      3,017,821      3,084,941

Operating expenses:
  Selling, general and administrative                    827,678        964,674      2,478,889      2,874,485
  Research and development                               181,602        157,320        482,717        489,484
                                                     -----------    -----------    -----------    -----------
                                                       1,009,280      1,121,994      2,961,606      3,363,969
                                                     -----------    -----------    -----------    -----------

Profit/Loss from operations                               94,061        117,658         56,215       (279,028)

Other income (expense):
  Interest income                                          9,311         62,806         18,287         80,297
  Interest expense                                       (98,660)      (146,262)      (308,013)      (336,899)
                                                     -----------    -----------    -----------    -----------
                                                         (89,349)       (83,456)      (289,726)      (256,602)
                                                     -----------    -----------    -----------    -----------
Profit/Loss before income taxes                            4,712         34,202       (233,511)      (535,630)

Income taxes                                              19,514        (18,263)        19,514          6,777
                                                     -----------    -----------    -----------    -----------

Net profit/loss                                      $   (14,802)   $    52,465    $  (253,025)   $  (542,407)
                                                     ===========    ===========    ===========    ===========

Net profit/loss per common share - basic             $     (0.01)   $      0.05    $     (0.22)   $     (0.53)
                                 - diluted           $     (0.01)   $      0.05    $     (0.22)   $     (0.53)

Shares outstanding - basic                             1,265,259      1,020,174      1,171,436      1,020,174
                   - diluted                           1,265,259      1,115,552      1,171,436      1,020,174


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                     ---------------------------
                                                     ------------   ------------
                                                          2000           1999
                                                     ------------    -----------

Operating activities:
 Net loss                                            $  (253,025)   $  (542,407)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Gain on forgiveness of debt                             (5,000)          --
  Depreciation and amortization                          282,979        233,384
  Warrant amortization                                    37,149         36,000
  Changes in operating assets and liabilities, net of
     effects of purchase of subsidiaries:
    Accounts receivable                                 (218,518)      (258,217)
    Notes receivable                                     (39,446)          --
    Inventories                                          (16,909)        (4,293)
    Prepaid expenses                                     (92,795)        (8,107)
    Accounts payable and accrued expenses               (165,367)        90,364
                                                     -----------    -----------
Net cash used in operating activities                   (470,932)      (453,276)

Investing activities:
 Additions to equipment and fixtures                     (32,999)      (156,792)
 Decrease in other assets                                  6,800          9,089
                                                     -----------    -----------
Net cash used in investing activities                    (26,199)      (147,703)

Financing activities:
 Increase in bank line of credit                         161,000        275,879
 Principal payments on long-term debt                   (340,273)      (618,771)
 Principal payments on capital lease obligation          (12,863)          --
 Payment of note payable for Micromet Acquisition           --         (208,166)
 Proceeds from sale of Common Stock                      277,145           --
 Proceeds from exercise of stock options                  48,063            180
 Purchase of treasury stock                                 --          (43,277)
                                                     -----------    -----------
Net cash used in financing activities                    133,072       (594,155)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (364,059)    (1,195,134)

Cash and cash equivalents at beginning of period       1,298,984      2,469,053
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   934,925    $ 1,273,919
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles as it relates to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000, and the nine month ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

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

Supplemental Disclosure for Statement of Cash Flows
---------------------------------------------------

         The company issued shares and warrants with an aggregate value of $233,617 to facilitate the payment of debt. Cash paid for interest was $61,511.00.

2. INVENTORIES

          Inventories consisted of the following at:

                                        June 30, 2000         September 30, 1999
                                        -------------         ------------------
            Raw materials                    $699,101                   $680,159
            Work-in-process                   260,741                    302,453
            Finished Goods                    253,597                    213,918
                                              -------                    -------

                                           $1,213,439                 $1,196,530
                                           ==========                 ==========

3. NET LOSS PER SHARE

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

                                                    Three Months Ended                    Nine Months Ended
                                                    -------------------                   -----------------
                                                         June 30,                             June 30,
                                                         --------                             --------
                                                  2000             1999                2000             1999
                                                  ----             ----                ----             ----
Basic shares                                    1,265,259        1,020,174           1,171,436        1,020,174
Effect of dilutive securities                          --           95,378                                   --
                                                ---------        ---------           ---------        ---------
Dilutive shares                                 1,265,259        1,115,552           1,171,436        1,020,174

         The following table summarizes securities that were outstanding as of June 30, 2000 and 1999, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                            2000          1999
                                            ----          ----
Options                                  131,411       170,880
Warrants                                 378,836       539,340

4. SEGMENT REPORTING

         The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

         A summary of the Company's operations by segment follows:

                                            Three Months Ended             Nine Months Ended
                                            ------------------             -----------------
                                                  June 30,                      June 30,
                                                  --------                      --------
                                           2000            1999           2000            1999
                                           ----            ----           ----            ----
Sales:
      Process analytical              1,333,169       1,411,774      3,371,128       3,757,939
      Materials characterization        619,647         774,656      2,105,080       2,015,550
                                     ----------      ----------     ----------      ----------
                                      1,952,816       2,186,430      5,476,208       5,773,489
Income (loss) from operations:
      Process analytical                249,650          86,392        234,503        (147,893)
      Materials characterization       (155,589)         31,266       (178,288)       (131,135)
                                     ----------      ----------     ----------      ----------
                                         94,061         117,658         56,215        (279,028)

5. RESTRUCTURING CHARGES

         As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford, Massachusetts, facility. The restructuring charge was primarily related to employee severance expenses and certain non-recurring charges. During the three months ended June 30, 2000, the Company paid approximately $30,800 in employee severance charges. Expenditures during the nine months ended June 30, 2000 totaled approximately $125,000, with $114,000 related to severance expenses and $11,000 in non-recurring expenses. A balance of approximately $24,000 remains in current liabilities and payments of this amount are anticipated to be completed by November.

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

7. AGREEMENT TO PURCHASE MONITEK'S ASSETS

         On March 14, 2000, the Company announced the signing of an Asset Purchase Agreement to purchase substantially all of the assets (with certain exceptions) ("Purchased Assets") of the optical and acoustic instrument business of Monitek Technologies, Inc., and Monitek GmbH, wholly owned subsidiaries of Sentex Sensing Technology, Inc. Closing of this transaction occurred on July 6, 2000, effective July 1, 2000.

      Monitek is a manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operation will become part of Metrisa's process analytical business segment.

         The Purchased Assets were acquired by the Company for aggregate consideration, determined by arms-length negotiation, of $1,644,200, consisting of a cash payment in the amount of $500,000, assumption of liabilities of $272,000, issuance of a promissory note in the amount of $493,000, and the issuance of an aggregate of 160,000 shares of Metrisa common stock, $.50 par value, valued at $2.37 per share. The Company utilized its working capital reserves to fund the cash portion of the purchase price for the Purchased Assets. The Company intends to continue to use the Purchased Assets to operate an optical and acoustic measurement business.

8. NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101B, which is effective no later than the quarter ending September 30, 2001. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company does not expect the application of SAB No. 101 to have a material impact on their financial position or results of operations.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2000 as Compared With the Three-Month Period
------------------------------------------------------------------------------
Ended June 30, 1999
-------------------

         NET REVENUES in the third quarter of fiscal 2000 totaled $1,952,816 as compared to $2,186,430 in the comparable quarter of fiscal 1999, a decrease of $233,614. This decrease of 11% was the result of decreased sales to Asia in the process analytical industry segment, coupled with decreased instrument sales in the materials characterization industry segment.

         COST OF SALES decreased by $97,303 or 10% from $946,778 (43% of sales) in the third quarter of fiscal 1999, to $849,475 (44% of sales) in the same period of fiscal 2000. This decrease in cost of sales is attributed primarily to lower sales volume. The increase in cost of sales as a percent of sales is due to a slightly less favorable manufacturing mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $136,996, or 14%, from $964,674 (44% of sales) to $827,678 (42% of sales). This decrease was a result of savings from the relocation of Nametre's operations from Metuchen, NJ to Bedford, MA, and certain other personnel cost reductions.

         RESEARCH AND DEVELOPMENT increased $24,282 from $157,320 (7% of sales) to $181,602 (9% of sales). This change is a result of increased new product development efforts, most particularly in the materials characterization industry segment.

         INTEREST EXPENSE (NET) was $89,349 in the third quarter of fiscal 2000, compared with $83,456 in the comparable period of fiscal 1999. This slight increase is primarily due to increased interest on the Company's bank line of credit, offset by decreased interest due to the retirement of certain subordinated debt.

         NET INCOME decreased by $67,267 from $52,465 in the third quarter of fiscal 1999 to a loss of $14,802 in the third quarter of 2000. This decrease in net income is due primarily to lower gross profit, as a result of lower sales, coupled with incurring normal taxes, as compared to a reversal of overpaid income taxes in the same period of fiscal 1999.

Nine-Month Period Ended June 30, 2000 as Compared With the Nine-Month period
----------------------------------------------------------------------------
Ended June 30, 1999
-------------------

         NET REVENUES in the nine months of fiscal 2000 decreased by $297,281 to $5,476,208 from $5,773,489 in the comparable period of fiscal 1999. This 5% decrease was primarily a result of decreased Asian sales in the process analytical industry segment coupled with a small decrease in instrument sales in the material characterization industry segment.

         COST OF SALES decreased by $230,161, or 8%, from $2,688,548 (47% of sales) in the first nine months of fiscal 1999, to $2,458,387 (45% of sales) in the same period of fiscal 2000. This decrease in cost of sales is attributed to lower sales volume, coupled with savings from the relocation of Nametre's operations from Metuchen, NJ to Bedford, MA.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $395,596, or 14%, from $2,874,485 (50% of sales) in fiscal 1999 to $2,478,889 (45% of sales)
in fiscal 2000. This decrease is due to the relocation of Nametre's operations, and certain other personnel cost reductions.

         RESEARCH AND DEVELOPMENT decreased by $6,767, or 1%, from $489,484 (8% of sales) in fiscal 1999 to $482,717 (9% of sales) in fiscal 2000. The change was due to lower research and development efforts in the first half of fiscal 2000, offset by additional expenditures in the third quarter of fiscal 2000.

         INTEREST EXPENSE was $289,726 for the first nine months of fiscal 2000, compared with $256,602 in the comparable period of fiscal 1999. The increase of $33,124 is due primarily to increased interest on the Company, increased bank line of credit, offset by decreased interest due to the retirement of certain subordinated debt.

         NET LOSS was $253,025 in the first nine months of fiscal 2000, compared with a net loss of $542,407 in the comparable period of fiscal 1999. This decrease in net loss was primarily due to a decrease in cost of sales and selling, general and administrative expenses as a result of relocation of Nametre's operations from Metuchen, NJ to Bedford, MA, coupled with certain other personnel cost reductions, all offset by decreased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

         TOTAL ASSETS decreased by $281,701 (4%) in the first nine months of fiscal 2000, from $6,565,804 at September 30, 1999 to $6,284,103 at June 30,
2000. Cash decreased by $364,059, primarily due to the funding of losses, coupled with prepayments and investments associated with the Monitek acquisition (see description below). Accounts receivable increased by $218,578, due to increased sales in the third fiscal quarter, coupled with somewhat slower collections on certain orders. Inventories remained approximately constant, increasing only $16,909. Prepaid expenses increased by $92,795, due to the inclusion of certain financing and legal expenses associated with the Monitek acquisition. Notes Receivable increased by $39,446, largely due to an advance deposit associated with the Monitek acquisition. Equipment and fixtures decreased by $63,584, due to limited capital expenditures and continuing depreciation. Other assets decreased by $221,726, due largely to continuing amortization.

         TOTAL CURRENT LIABILITIES decreased by $278,071 in the first nine months of fiscal 2000, largely due to the repayment and conversion to equity of $450,000 of current debt, coupled with decreases of $118,105 in accrued expenses and $47,262 in accounts payable, offset by an increase in the company's bank line of credit of $161,000.

         TOTAL LONG-TERM DEBT decreased by $309,432 from $2,071,541 at September 30, 1999 to $1,762,109 at June 30, 2000. This decrease is due to the reclassification of $200,000 of long-term debt as current debt, coupled with certain debt repayments.

         CASH FLOWS were negative in the first nine months of fiscal 2000, amounting to $364,059, as compared to a negative $1,195,134 in the comparable period of fiscal 1999. Operating cash flows were also negative at $470,932, compared to $453,276 for the same period in fiscal 1999. The increase in negative operating cash flow was primarily due to a reduction in Accounts Payable coupled with an increase in Other Current Assets, offset by a decreased net loss and increased depreciation and amortization. The net cash used in investing activities was lower by $121,504, due to decreased investments in equipment and fixtures. The net cash used in financing activities changed significantly, from a cash outflow of $594,155 in the first nine months of fiscal 1999 to a cash inflow of $133,072. This change was cause by significantly lower debt repayments, offset by proceeds from the sale of Common Stock and the exercise of stock options.

         As of June 30, 2000, the Company had an outstanding order backlog for product and services of approximately $1,131,000 as compared to a backlog of $853,000 as of June 30,1999. The Company believes that all except $56,000 of the current backlog will be realized in fiscal 2000.

         The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that the operating capital and the line of credit from Silicon Valley Bank, and the $2,000,000 subordinated debt financing from Sirrom Capital Corporation (now Finova), will provide sufficient capital to maintain stable Company operations throughout fiscal 2000. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of revenue increases or cost reductions, or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

Notes Payable Line of Credit
----------------------------

         The Company is party to a Silicon Valley Bank combined line of credit and term loan of $1,250,000, secured by substantially all assets of the Company. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash and borrowing availability under the line of credit. As of June 30, 2000, the Company was in compliance with all covenants of this line of credit, and the term loan was fully repaid.

         As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Sirrom Capital Corporation (now Finova), secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments totaling $750,000 due over the subsequent three years; one of those payments, for $200,000, is due on October 1, 2000. This financing required maintenance of a covenant in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels. In January 2000, this covenant was amended to a cash flow covenant, effective in the quarter ending March 31, 2000, and continuing through the end of fiscal 2000. As of June 30, 2000, the Company was in full compliance with the amended covenant.

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

Restructuring Charges
---------------------

         As of September 30, 1999, the Company recorded a restructuring charge of $149,288 related to the closure and subsequent consolidation, in part, of the Nametre Division's Metuchen, New Jersey facility into the Company's Bedford,

Massachusetts, facility. The restructuring charge was primarily related to employee severance and certain non-recurring charges. The relocation took place in November 1999 with a complete closure of the facility in January 2000. Expenditures during the nine months ended June 30, 2000, were approximately $125,000 with $114,000 related to severance and $11,000 related to non-recurring expenses. In the three months ending June 30, 2000, additional expenses, primarily severance payments, of $30,800, were incurred. These expenses were charged against current liabilities, leaving a balance of approximately $24,000 in current liabilities, largely related to future severance payments. The Company anticipates that these restructuring payments will be substantially completed by November.

Agreement to Purchase Monitek's Assets
--------------------------------------

         The Company announced the signing of an Asset Purchase Agreement to purchase substantially all of the assets (with certain exceptions) ("Purchased Assets") of the optical and acoustic instrument business of Monitek Technologies, Inc., and Monitek GmbH, wholly owned subsidiaries of Sentex Sensing Technology, Inc. Closing of this transaction occurred on July 6, 2000, effective July 1, 2000.

         Monitek is a manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operation will become part of Metrisa's process analytical business segment.

         The Purchased Assets were acquired by the Company for aggregate consideration, determined by arms-length negotiation, of $1,644,200, consisting of a cash payment in the amount of $500,000, assumption of liabilities of $272,000, issuance of a promissory note in the amount of $493,000, and the issuance of an aggregate of 160,000 shares of Metrisa common stock, $.50 par value, valued at $2.37 per share. The Company utilized its working capital reserves to fund the cash portion of the purchase price for the Purchased Assets. The Company intends to continue to use the Purchased Assets to operate an optical and acoustic measurement business.

Forward-Looking Statements
--------------------------

         This form 10-QSB and the documents incorporated herein by reference contain forward looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management belief's and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by the law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities And Exchange Commission, particularly the Company's Integrated Annual Report to Stockholders and Form 10-KSB, other Quarterly Reports on Form 10-QSB, and any Current Reports on Form 8-K.

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

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------

Item 5.    Other Information
           -----------------
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Not applicable.



           (b) Reports on Form 8-K
               -------------------
               The Form 8-K dated June 6, 2000 was filed by the Company during the fiscal quarter ended June 30, 2000 relating to the resignation of the Company's independent auditors.

SIGNATURE


         Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Metrisa, Inc.



                                               By: \s\ John E. Wolfe
                                                   ---------------------
                                                     John E. Wolfe
                                                     President






Date:  August 14, 2000