Form 10KSB40
period 2000-09-30
METRISA INC
filed 2000-12-28
CIK 812151

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

         For the fiscal year ended September 30, 2000.

         Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

         For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-16152

                                  METRISA, INC.
                                  -------------
                (Name of Registrant as Specified in Its Charter)

                                  -------------

                 Delaware                          (781) 275-9660
                 --------                          --------------
      (State or Other Jurisdiction of      (Registrant's Telephone Number,
       Incorporation or Organization)            Including Area Code)

                                   04-2891557
                                   ----------
                                (I.R.S. Employer
                               Identification No.)


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

Yes   [X]    No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's consolidated revenues for its fiscal year ended September 30, 2000 were $8,558,166 . The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 1, 2000 was approximately $1,325,863. As of December 1, 2000, 1,448,453, shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format  Yes   [ ]   No   [X]

================================================================================

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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF METRISA, INC.

Metrisa, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, Monitek and Holometrix Micromet Divisions. The Company's Tytronics, Nametre and Monitek divisions constitute its process analytical business segment. The Company's Holometrix Micromet division constitutes its materials characterization business segment. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process and environmental markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-on-water monitors, for the process and environmental markets. The Company's Holometrix Micromet Instruments Division designs, manufactures and markets instruments which measure thermophysical (thermal) properties and perform cure monitoring in a broad range of materials. The Company's Holometrix Micromet Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Holometrix Micromet Testing Services Division also performs mechanical and physical properties testing.

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

Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek relating to Monitek's optical and acoustic instrumentation business. Monitek is a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

The Company's principal offices are located at 25 Wiggins Avenue, Bedford, Massachusetts 01730; its telephone number is (781) 275-9660 and its facsimile number is (781) 275-9665. The Company's subsidiary, Metrisa GmbH, is located at Ackerstra(beta)e 144, D40233 Dusseldorf, Germany; its telephone number is +49 211 6878 040, and its facsimile number is +49 211 6878 0430. The Company is a Delaware corporation, which was incorporated on October 23, 1985.

THE COMPANY'S STRATEGY

In order to expand its market presence and increase revenue, the Company is exploring and implementing a variety of strategies, falling into four primary categories:

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

3.) Corporate Synergy. The Company's Tytronics, Nametre, Monitek, and Holometrix Micromet Divisions serve many common markets and customers, including the chemical, , petrochemical, refining, polymer, paints and coatings, and water markets. Similarly, the Company's Holometrix Micromet Division serves the aerospace, automotive, electronics packaging and insulations markets. In both cases, complementary marketing and distribution activities are underway, within each business segment.

4.) Strategic Relationships. The Company continues to seek strategic relationships and licensing, investment and acquisition opportunities with companies having complementary product lines to those of the Company.

BUSINESS OF PROCESS ANALYTICAL'S TYTRONICS DIVISION

The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications in worldwide process and environmental markets. These devices measure the concentrations of specific chemicals and are used in both process control and environmental monitoring. Examples are the measurement of acid and iron in steel pickling lines, the measurement of caustic concentration in gas scrubbers, the measurement of aluminum and iron in potable water treatment and the measurement of ammonia and nitrate in waste water treatment. Using the detection technologies of ion selective electrodes (ionic strength), titration (neutralization reaction), colorimetry (color change or color intensity differentiation) and spectrophotometry (absorbance changes measured in the ultraviolet, visible or very near infrared regions), the Tytronics Division focuses on providing simple, reliable and cost-effective analytical instrumentation to its markets worldwide.

TYTRONICS DIVISION'S PRODUCTS

The Company's Tytronics Division analyzers are available for on-line monitoring of many liquids and some gasses. Typical constituents measured are aluminum, ammonia, chlorine, chromium, copper, cyanide, fluoride, iron, phosphate, manganese, nitrite, nitrate and zinc. Lower limits of measurement are at part per billion (ppb) levels, and upper limits are often at percent levels. Methods are based upon published literature methods and are adapted for use on Tytronics' family of analyzers. Over 2000 analyzers have been sold during the course of Tytronics' history for varied applications. They operate in a wide variety of difficult, and sometimes hazardous, process and environmental conditions.

The Tytronics Division's products deliver on-line analysis for process and environmental monitoring reliably, simply and cost-effectively. On-line analysis is often readily justified; benefits include improved yield, reduced consumption of input materials, reduced labor and decreased environmental contamination. The equipment provides accurate readings even with background interference, such as sample color and turbidity. Little or no filtering is used for most applications and the equipment measures both low and high concentrations of chemicals. The customer interface is user-friendly, with menu-driven software, and the units may be PC-linked to communicate with a host computer.

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

      Ion Selective Electrode (ISE) Analyzers (FPA 200)
      ---------------------------------------
      The FPA 200 Series delivers reliable measurements of selective ions. Ion selective electrodes, which are the sensing technology employed, are measurement devices sensitive to the presence of a particular ion. The FPA series of analyzers employ a patented sampling method that uses a reaction cell and a siphon method to capture the sample, thus reducing complexity.

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

      Tytronics'(R) Sentinel
      ----------------------
      The Tytronics'(R) Sentinel series delivers simple, reliable and cost-effective on-line ISE, titrimetric and colorimetric analysis, directed at the potable and wastewater markets, and process markets. Ion selective electrodes measure the concentration of a particular ion. Titrators measure chemical concentration through a neutralization reaction. Colorimetric analyzers are configured to make precision reagent additions to develop a characteristic color. In addition, the Tytronics'(R) Sentinel also employees a patented sampling method that uses a reaction cell and a siphon method to capture sample, thus reducing complexity. The Tytronics'(R) Sentinel offers multi-streaming; analyzers can be expanded to analyze up to 6 separate sample streams.

TYTRONICS DIVISION'S MARKETS

The Company's Tytronics Division's chemical analyzers are primarily sold to the chemical/petrochemical/refinery and water treatment markets. Within the chemical/petrochemical/refining markets, the Division's instruments are used for both process control and effluent monitoring. In the water treatment market, the Tytronics Division's products are used for the control and monitoring of both potable water and wastewater treatment. A number of the Division's instruments are also sold to the food, beverage and textile industries. Management believes (based on a market study entitled Process Analyzer Market, 1999-2004, by PAI Partners, Leonia, New Jersey, and Walton Associates, Menlo Park, CA, March 2000) that current markets for all process analyzers, including chemical analyzers, total more than 1.5 billion dollars annually.

BUSINESS OF PROCESS ANALYTICAL'S NAMETRE DIVISION

The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers. These analyzers are used to measure the viscosity (thickness and density) and viscoelasticity (pliability) of a wide range of material and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets.

NAMETRE DIVISION PRODUCTS

The Nametre Division engages in the development, production and distribution of viscosity analyzers under the trade names, "Viscoliner(R)" and "Rheoliner(R)". The analyzers measure the viscosity and viscoelasticity of a wide range of materials. Products are developed and manufactured for both in-line process monitoring and control, and laboratory use, with most sold for in-line process monitoring and control. Such analyzers are used to provide manufacturers with viscosity information, which is often critical to ensuring proper material formulation and material production. Applications and markets that routinely use viscosity analyzers include the resins, polymer, petrochemical, food, paints and coatings, and pulp and paper industries.

The Nametre Division has over thirty years of experience in the viscosity measurement business. The basic technology underlying the Nametre Division's analyzers is the use of an oscillating sensor that is inserted into a stream of material in a process line (pipe or vessel). The sensor oscillates at constant amplitude. The viscosity of a product is then determined on the basis of the electrical power needed to maintain the oscillation amplitude in the presence of the viscous material. U.S. patents currently cover the principles of measurement of the Viscoliner product.

The Viscoliner product line consists of five different models: the 1810 for in-line process monitoring and control, the 300 for paints and coatings and the 1710 for laboratory analysis. In early fiscal 1999, the Nametre Division introduced two new analyzers: the 410 for paints, inks and coatings, and the 610 for resins, oils, paints and inks.

      1810 Viscoliner(R)
      ------------------
      The 1810 is an on-line viscometer that is applicable to a wide range of materials and applications, including difficult services such as high pressures and temperatures. It is microprocessor controlled. The model 1810 is typically utilized in the polymer market. Recent developments include PC based software, "Viscontrol" for analyzer control, data acquisition and interface to factory control systems.

      300/410/610 Viscoliner(R)
      -------------------------
      The Viscoliner(R) model 300 is also an on-line analyzer. It is similar to the model 1810 in its concept of operation; however, it is configured primarily for paint, ink and coatings applications. The Viscoliner(R) model 410 is an on-line viscosity analyzer for paints, inks and coatings, but with significantly enhanced electronics, and will largely replace the model 300; it is suitable for moderate temperatures and pressures. The Viscoliner(R) model 610 is another on-line viscosity analyzer, designed for mid-range temperatures and pressures, higher than those of the model
      410. To some degree, it could replace the model 1810 analyzer in certain applications.

      1710 Viscometer
      ---------------
      The Viscometer model 1710 is a laboratory version of the model 1810. This instrument is used primarily for research, product development and quality assurance. Applications include the full range of markets that Nametre serves.

NAMETRE DIVISION'S MARKETS

The Nametre Division's analyzers are sold primarily to product and material manufacturers engaged in the production and use of plastics, chemicals, foods, paints, inks or coatings and paper and pulp. A number of analyzers are also sold to government laboratories and universities. Management believes (based on the aforementioned market study) that current markets for all process analyzers, including viscometers, total approximately 1.5 billion dollars annually.

BUSINESS OF PROCESS ANALYTICAL'S MONITEK DIVISION

The Company's Monitek division designs, manufactures and markets liquid analysis monitors for the chemical, petrochemical, refining, beverage and water markets. Monitek's products measure turbidity, suspended solids, color, concentration and oil-on-water using optical and acoustic techniques, and are sold to a wide range of customers employing liquid processes.

MONITEK DIVISION'S PRODUCTS

The Company's Monitek division uses both acoustic and optical techniques to measure turbidity, suspended solids, color and concentration in the process industries, often in high-pressure, high-temperature, or corrosive and hazardous environments. Monitek's products can be classified into four broad product lines:

      Optical Flow Cells
      ------------------
      Monitek's optical flow cells are flange-mounted devices inserted directly in a process stream, providing an optical path which provides measurements across that process stream. Turbidity and suspended solids measurements are accomplished through a ratioed forward-scatter technique in which both scattered light and a direct-beam light are transmitted through the sample to be measured, with the ratio of the two resultant signals calculated. This technique is insensitive to color changes and provides linearity over a specified range, along with higher sensitivity. Color and concentration measurements are accomplished through absorbance techniques, measurement of the light absorbed at a particular wavelength, after passing through a process sample. The optical flow cell is coupled with an electronic transmitter for operation, control and calibration. The electronic transmitter also provides a display and analog and digital outputs.

      Optical Probes
      --------------
      Monitek's optical probes are insertable in-line devices, inserted into a process pipe through a ball valve and seal assembly. Certain probes are LED-based insertable, forward-scatter turbidimeters, measuring light scattered at 12(degree) from incident and referencing it against directly transmitted light. Other probes measure suspended solids, color and concentration, through absorbance techniques, measurement of the light absorbed at a particular wavelength, after passing through a process sample. Such probes, because they are readily removable, can be easily cleaned and calibrated. The probes are coupled with electronic transmitters for operation, control and calibration. The electronic transmitter also provides a display and analog and digital outputs.

      Acoustic Probes
      ---------------
      Monitek's acoustic probes measure impurities in liquid processes, such as particles, bacteria, oils and suspended solids. The probe is an insertable in-line device, inserted into a process pipe through a ball valve and seal assembly. The acoustic transmitter/receiver emits a rapid and short acoustic pulse, and then waits for a return "echo". This echo is generated when acoustic energy is back-scattered by any discontinuity in the liquid, such as particles, bacteria, oil or suspended solids. These echoes are then converted into an electrical signal measuring the concentration of the particles in the liquid. These probes have the advantage of working in liquid streams which are opaque, and in which the tendency to coat an optical cell or probe would be present. They are also easily cleaned and calibrated. The probes are coupled with electronic transmitters for operation, control and calibration. The electronic transmitter also provides a display and analog and digital outputs.

      Oil-on-Water Monitors
      ---------------------
      Monitek's oil-on-water monitor, the Flucomat, is a highly sensitive device mounted over an open process stream, for the purpose of detecting oil on the surface of that process stream, most often a water stream. It operates on the principal of ultraviolet reflection and fluorescence techniques, which combine to provide high sensitivity to the presence of oil in a flowing, open channel stream. Devices can be mounted in either a fixed position or on pontoons. The Flucomat is also coupled, via a cable, with an electronic transmitter for operation, control and calibration. The electronic transmitter also provides a display and analog and digital outputs.

MONITEK DIVISION'S MARKETS

The Monitek Division's products are marketed and sold to the chemical, petrochemical, refining, beverage, water, pharmaceutical and pulp and paper markets. Typical applications are in separation activities, such as pre- and post-filter measurements, pre- and post-centrifuge measurements, and solids carryover from a clarifier. In the beer industry, Monitek's products are often employed to measure the effectiveness of final beer filtration, just prior to bottling. In the pulp and paper industry, they are used to measure the concentration of difficult liquids, such as green and white liquors. Management believes (based on the aforementioned market study) that current markets for all process analyzers, including those measuring turbidity, suspended solids, color, concentration, and oil-on-water, total approximately 1.5 billion dollars annually.

TYTRONICS, NAMETRE AND MONITEK'S PROCESS ANALYTICAL DISTRIBUTION

The Tytronics, Nametre and Monitek Divisions market their products in the U.S. and internationally through the combination of direct sales force and a network of independent manufacturer's representatives and distributors. The Divisions actively advertise their products in appropriate industry journals, attend various U.S. and international trade shows and maintain a home page on the World Wide Web to promote their products and services. Product visibility is also maintained through active participation in regional, national and international trade organizations, including the Instrument Society of America, American Water Works Association and Water Environment Federation.

Current products are sold worldwide from the Company's offices in Bedford, Massachusetts and Dusseldorf, Germany. Sales of the Tytronics, Nametre and Monitek Divisions amounted to approximately 69% of total Company revenue for fiscal year 2000. Domestic sales and marketing for the Tytronics, Nametre and Monitek Divisions are handled in-house by a professional sales staff, supporting independent manufacturers' representatives. Overseas sales (primarily to Europe and the Far East) are made through independent distributors and sales agents, again managed by sales and marketing professionals located in Bedford, MA and Dusseldorf, Germany. Monitek's European sales and Tytronics' sales in Germany are managed by Metrisa GmbH.

BUSINESS OF HOLOMETRIX MICROMET DIVISION

HOLOMETRIX MICROMET INSTRUMENTS GROUP

The Company's Holometrix Micromet Instrument Division Group engages in the development, production and distribution of instruments under the trade names "Holometrix" and "Micromet". The Group currently designs, manufactures and markets instruments that measure the thermophysical properties and perform cure monitoring of a broad range of materials for research, product development and quality-control applications. Information about thermophysical and cure properties is used to quantify the performance, quality, and/or composition of various materials such as insulation, composites, plastics, and ceramics. In addition to their importance in advanced materials development, the Group's instruments are used as research tools to address worldwide environmental issues, including energy conservation, plastics recycling and nuclear waste disposal.

The Holometrix Micromet Division has over 30 years of experience in thermophysical (thermal) properties testing. The basic technology underlying the Group's instruments is the application of heat energy to a material under test and the measurement of the results of such an application. The precise measurements and the containment of heat, combined with equally precise temperature measurement and control, are key elements in the design of nearly all of the Group's products. Many instruments encompass microprocessor-controlled data collection and analysis, resulting in the fully automated calculation of material properties, such as thermal conductivity and specific heat. The nature of heat transfer through a material, resulting from the application of energy, varies depending on the material's type and composition. Therefore, a different methodology is required to test different types of material. The Group manufactures various instruments incorporating these different methodologies.

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

         Eumetric(R)
         -----------
         The Eumetric(R) line of instruments provide highly accurate evaluation of cure properties of polymers. This product line primarily supports product development and process development laboratories in the plastics, aerospace, automotive and electronics markets.

         Other
         -----
         Other Holometrix and Micromet products include specialized thermophysical property, cure monitoring and molding monitoring instruments.

HOLOMETRIX MICROMET TESTING SERVICES GROUP

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

HOLOMETRIX MICROMET MARKETS

Holometrix' thermophysical instruments and Micromet's cure monitoring instruments are sold primarily to customer in-house materials laboratories engaged in the development, process development and testing of insulations, building materials, advanced engineered materials, plastics and packaging manufacturers, aerospace manufacturers and government laboratories. A number of instruments are also sold to insulation manufacturing facilities. Management believes (based on its internal calculations of the sales of companies that it has identified as competitors) that current markets for thermal conductivity instruments and testing services total approximately $10 - $15 million annually. The Group has also identified engineered materials, electronics and specialty plastics industries as promising markets for the instruments. The Company markets its Holometrix Micromet products and services in the U.S. and internationally through the combination of a direct sales force and a network of independent distributors and sales agents. The Company actively advertises its Holometrix Micromet products in industry trade journals and also attends various U.S. and international trade shows to promote its products and services.

HOLOMETRIX MICROMET DISTRIBUTION

Current products and test services are sold in North America directly from the Company's offices in Bedford, Massachusetts. Sales for the Holometrix Micromet Division amounted to 31% of total Company revenue for fiscal 2000. Domestic sales and marketing are handled in-house by a staff of sales professionals and an administrator. Overseas sales (primarily to Europe and the Far East) are managed by through independent distributors and sales agents by a professional staff. In addition to the internal sales force, testing services are sold by individual project managers responsible for specific testing areas. Product visibility is maintained through active participation in national and international trade organizations, including the ASTM. Additional visibility is maintained through advertising, exhibitions, informational mailings, technical application notes and customer demonstrations.

THE COMPANY'S CUSTOMERS

During fiscal 2000, the Company had total revenues of approximately $8,558,166, compared to $7,640,595 in fiscal 1999. One customer accounted for approximately 5% and 8% of sales in fiscal 2000 and 1999 respectively.

THE COMPANY'S BACKLOG

As of September 30, 2000, the Company's backlog for products and services totaled $1,519,000, as compared to $718,000 in backlog as of September 30, 1999. Included in the September 30, 2000 backlog is $405,000 of backlog associated with the Monitek division, acquired effective July 1, 2000. Virtually all backlog at September 30, 2000 is expected to be delivered before September 30, 2001.

THE COMPANY'S COMPETITION

The Company's competitive advantage lies in its ability to develop and produce a broad spectrum of products in several different market niches. Competitive factors include product performance, quality and reliability, ease of use, marketing capability, distribution, service and support, and name recognition. Competition is intense. In the Company's Process Analytical business segment, the Tytronics Division's chemical process analyzer products experience direct competition with Applicon Instruments BV, FPM Analytics, Inc., Ionics, Inc., Polymetron, Seres, and others. The Tytronics Division's potable water and waste water analyzers experience direct competition from ABB Kent-Taylor Ltd., Aztec, Bran & Luebbe Inc., Dr. Bruno Lange GmbH, Hach Company, pHox, Polymetron, Skalar Inc., Seres, and others. The Company's Nametre Division's viscosity products compete with Brookfield, Cambridge Applied Systems, Dynatrol, Hydramation, Micromotion, Norcross, Solatron, Sofraser, and others. The Company's Monitek Division competes with Hach Company, Great Lakes Instruments, NuSonics, Optek GmbH, Wedgewood, and others.

The Company's Holometrix Micromet Instruments Division experiences direct competition for its heat flow meters from Anter Corporation and LaserComp Inc. Thermaflash has strong competition from Sinku Riko in the Far East, Netzsch GmbH, Theta Industries and Anter Inc. in Europe and North America. The Holometrix Micromet Testing Services Division competes as a broad-capability independent laboratory performing thermal property studies. There are no other known companies or laboratories that encompass the Division's entire capabilities, however, many laboratories offer a subset of the Division's services. Competitive contracts are awarded based on price, testing capability and credibility of the test results. The following sample laboratories compete in the market sectors indicated: Engineered Materials - Thermophysical Properties Research Laboratory Inc., Anter Laboratories, Inc., The Edward Orton Jr. Ceramic Foundation, Southern Research Institute, and Virginia Polytechnic Institute; Insulations - Southern Research Institute, Sparrell Engineering Research Corporation, and The Center for Applied Engineering; Government - Oak Ridge National Laboratory and National Institute of Standards and Technology.

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

RESEARCH AND DEVELOPMENT

The Company expended $675,379 and $621,661 on research and development or 8% of sales, in each of fiscal 2000 and 1999. The Company expects that in fiscal 2001 its research and development expenditures will be approximately 7% of sales.

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

In the Process Analytical business segment, the Tytronics Division holds three patents, two in the area of sample capture methodologies, and one for a particular form of spectrophotometric calibration. The Company's Nametre Division owns four patents, including patents that cover the basic transducer and electronics for viscosity measurement, the method and apparatus for viscoelastic measurements, and the transducer for high viscosity measurements in extruders. The Company's Monitek Division holds four patents, both acoustic and optical, for detection of suspended solids and oils, and measurement of the effects of aeration in a biomass. The patents expire in various years from 2001 to 2011.

In the Materials Characterization business segment, the Company's Holometrix Micromet Division holds a recently granted patent that describes the unique control of its new Lambda 2000 Series heat flow meter product line. The Holometrix Micromet Division also holds two additional patents, both having to do with sensors for cure monitoring. The patents expire from 2010 to 2016.

The Tytronics Division trademark is registered largely worldwide. The Nametre Division owns three registered trademarks. The Monitek Division holds two registered trademarks. The Holometrix Micromet Division holds three registered trademarks. The Company believes that its trademarks are important, but not essential to the conduct of the business.

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

EMPLOYEES

As of September 30, 2000, the Company had 57 full-time equivalent employees, including 50 full-time employees, four part-time employees, and six contract employees, two of whom were part-time. Included in this number are 13 full-time equivalent Monitek employees, of which 12 are full-time and two are part-time employees. As of September 30, 1999, the Company had 53 full-time equivalent employees, including 43 full-time employees, eight part-time employees, and nine contract employees, five of whom were part-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service facilities at 25 Wiggins Avenue in Bedford, Massachusetts. The Company occupies this facility under a lease that expires September 30, 2002. The Company's rental expense for this property in fiscal 2000 was approximately $149,120. The Company expects to continue leasing of this property.

Previously, the Company's Nametre Division leased, on a month-to-month basis, approximately 4,000 square feet of production, service, research and development, engineering and administrative space at 101 Liberty Street, Metuchen, New Jersey. With the consolidation of Nametre's manufacturing into Bedford, Massachusetts, the Company relinquished its lease of the New Jersey facility effective as of January 15, 2000. The Company's rental expense for this property was approximately $7,936 in fiscal 2000.

Metrisa also leases approximately 3,000 square feet of manufacturing space in Livermore, California on a month-to-month basis. The rent expense for this location since the acquisition of Monitek on July 1, 2000, through September 30, 2000, was $8,640. The Company expects to reduce or relinquish its rental of this property in February 2001. Metrisa GmbH leases approximately 6,000 square feet of office and manufacturing space in Dusseldorf, Germany, pursuant to a lease that expires in October 2001. The rent expense for this location since the acquisition of Monitek on July 1, 2000, through September 30, 2000, was $16,385. The Company expects to continue leasing of this property.

The Company's total rental expense for all of the above properties in fiscal 2000 was approximately $182,081.

The Company considers its facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the Boston, Massachusetts metropolitan areas at comparable rental rates.

Substantially all of the machinery and equipment used by the Company in its operations is owned by the Company and management considers this equipment to be in good condition. All of the machinery and equipment owned by the Company is subject to a security interest in favor of Sentex Sensing Technology, Inc., which in turn is subordinated to the senior subordinated security interest of Finova Mezzanine Capital, Inc. ("Finova"), formerly Sirrom Capital Corporation, which is subject to a senior security interest in favor of Silicon Valley Bank, to which both Finova's and Sentex Sensing Technology, Inc.'s interests are subordinated.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 2000 fiscal year.

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

Fiscal Year 2000                                            Low           High
----------------                                            ---           ----
First Quarter Ended December 31, 1999                   $0.6250        $1.1563
Second Quarter Ended March 31, 2000                      0.6250         1.0000
Third Quarter Ended June 30, 2000                        1.0000         3.0000
Fourth Quarter Ended September 30, 2000                  1.5000         2.0000

Fiscal Year 1999                                            Low           High
----------------                                            ---           ----
First Quarter Ended December 31, 1998                   $0.0625        $1.5000
Second Quarter Ended March 31, 1999                      0.6250         1.6250
Third Quarter Ended June 30, 1999                        0.6250         1.1563
Fourth Quarter Ended September 30, 1999                  1.1563         1.1563

----------

         These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were 342 holders of record of the Company's outstanding capital stock as of December 1, 2000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA:
STATEMENT OF INCOME DATA                               2000            1999
                                                       ----            ----

Net sales                                            $8,558,166     $7,640,595
Net (loss)                                            ($248,255)   ($1,090,038)
Net (loss) per Common share-basic and diluted            ($0.20)        ($1.07)
Weighted average Common shares outstanding -
    basic and diluted                                 1,234,879      1,021,320

CONSOLIDATED BALANCE SHEET DATA
Working capital                                      $2,236,560     $1,545,799
Total assets                                         $7,457,083     $6,565,804
Long-term obligations, excluding current portion     $2,136,337     $2,071,541
Stockholders' Equity                                 $2,357,847     $1,676,228

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

         Effective July 1, 2000, Metrisa Inc. acquired substantially all of the assets of Monitek Technologies, Inc. ("Monitek"), a Delaware corporation and Monitek GmbH, a Germany company and wholly-owned subsidiary of Monitek (together with Monitek, the "Seller") relating to the Seller's optical and acoustic instrument measurement business. The Purchased Assets were acquired by Metrisa for aggregate consideration, determined by arms-length negotiation, of $1,627,054, consisting of a cash payment in the amount of $500,000, issuance of a promissory note in the amount of $425,655, the issuance of an aggregate of 160,000 shares of Metrisa common stock, $0.50 par value, valued at $2.37 per share and the assumption of liabilities in the aggregate amount of $322,198. Metrisa utilized its working capital reserves to fund the cash portion of the purchase price for the Purchased Assets.

         Monitek is a manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

Results of Operations
---------------------

Fiscal Year Ended September 30, 2000 as compared to Fiscal Year Ended September
-------------------------------------------------------------------------------
 30, 1999
---------

Net sales for fiscal 2000 totaled $8,558,166, as compared to $7,640,595 in the comparable period of 1999, an increase of $917,571. This increase of approximately 12% is largely due to the inclusion of Monitek's sales of approximately $897,000 in the Company's fourth quarter.

Cost of sales increased by $514,514, or 14% from $3,747,893 (49% of sales) to 4,262,407 (50% of sales) in the same period of fiscal 2000. This percentage increase of 1% was a result of increased material content in certain Material Characterization business segment products, coupled with the higher cost assigned to finished goods and work-in process inventories acquired in connection with the purchase of Monitek, offset by cost reductions associated with the consolidation of Nametre's manufacturing in Bedford, MA.

Selling, general and administrative expenses decreased by $462,499, or 12%, from $3,847,182 (50% of sales) to $3,524,781 (41% of sales). This decrease is primarily due to cost reductions associated with Nametre's consolidation in Bedford, MA, and lower levels of accounts receivable write-offs, offset by the inclusion of Monitek's selling, general and administrative expenses. .

Research and Development increased by $53,718, or 9%, from $621,661 (8% of sales) to $675,379 (8% of sales), primarily as the result of the inclusion of Monitek's research and development expenses in the fourth quarter of the Company's fiscal year.

In fiscal 1999, the Company incurred a restructuring charge of $149,288 as a result of the closure of the Company's Nametre division in New Jersey, and subsequent consolidation, in part, in the Company's Bedford, MA facility. This consolidation began in the first quarter of fiscal 2000, and was largely completed by the end of the second quarter of fiscal 2000. This restructuring charge was primarily for employee severance and certain nonrecurring charges. As of September 30, 2000, the remaining restructuring accrual was $10,350, to be used for the balance of severance for a long-term employee.

Income from operations was $95,599 for fiscal 2000, compared to a loss from operations of $725,429 in fiscal 1999. This income was primarily a result of increased sales, decreased selling, general and administrative expense, and the absence of a restructuring charge.

Net loss was $248,255 for fiscal 2000, compared to a net loss of $1,090,038 in fiscal 1999 as a result of the matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 30, 2000 increased to $7,457,083 from $6,565,804 at September 30, 1999, an increase of 891,279 or 14%. This increase in assets was primarily caused by increases in accounts receivable, inventory and other assets due to the Monitek acquisition, offset by small decreases in prepaid expenses and equipment and fixtures. Cash decreased by $258,242 as the result of payments associated with the Monitek acquisition, debt repayments, and the funding of operating losses, offset by increased equity funding, and a modest increase in senior bank debt.. Accounts receivable increased by $620,344, largely as a result of Monitek's fourth quarter sales. Inventory increased by $499,709, largely due to the inclusion of Monitek's inventory, offset by significant reductions in the inventories of both the Process Analytical and Materials Characterization business segments. Other assets increased by $71,222, due to goodwill and capitalization of certain costs associated with the Monitek acquisition, offset by increased amortization.

Total liabilities at September 30, 2000 increased to $5,099,236 from $4,889,576 on September 30, 1999, an increase of $209,660 or 4%. This increase in liabilities was primarily due to increases in senior bank debt, accounts payable, and accrued expenses, offset by a decrease in long term debt. Notes payable to bank increased by $161,000, primarily in support of the Monitek acquisition. Accounts payable increased by $98,284, primarily due to the inclusion of Monitek's accounts payable. Accrued expenses increased by $81,483, due to the inclusion of Monitek's accrued expenses, offset by costs applied to the Nametre restructuring charge. Long term debt increased by $64,796, due to the inclusion of debt associated with the Monitek acquisition, offset by subordinated debt repayments.

Operating cash flows in fiscal 2000 were positive, amounting to $325,023, compared to negative operating cashflow of $314,122 in fiscal 1999. Operating cash flow equaled the sum of net losses of $248,255 plus changes in bad debt reserves of $36,668, offset by depreciation and amortization of $389,571, warrant amortization of $49,723, and changes in working capital, primarily a reduction in inventory, of $170,652.

The Company funded increases in equipment and fixtures of $38,371, and had increases in other assets of $8,567. The increases in equipment and fixtures were primarily in computer equipment, and instruments for Holometrix Testing Services. In addition, the Company paid $676,868 for the acquisition of Monitek's assets, and the direct costs associated with this acquisition. All of this resulted in net cash used in investing activities of $706,672.

The Company increased its line of credit by $161,000, and had net proceeds from the sale of common stock of $363,908. It repaid long term debt of $345,273 and made principal payments on its capital lease obligation of $17,994. As a result of the above, net cash provided by financing activities was $161,641.

Notes Payable Line of Credit, Subordinated Debt Loans
-----------------------------------------------------

As of September 30, 1998, the Company was a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 23, 1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. As of September 23, 2000, this line of credit was extended under substantially the same terms. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash balances and borrowing availability under the line of credit. As of September 30, 2000, total advances under this line of credit were $649,938, compared to total advances under the combined line of credit and term loan of $488,938 as of September 30, 1999. As of September 30, 2000, the Company was in compliance with all covenants on this line of credit.

As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest must exceed certain levels. As of September 30, 2000, the Company was in compliance with all covenants associated with this subordinated debt financing.

As of July 1, 2000, the Company incurred additional subordinated debt of $425,655, in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the Company, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001.

MTDC Subordinated Debt Loan
---------------------------

On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC"), and Finova. MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock, at a conversion price of $2.37 per share, and the Company repaid the remaining balance on the promissory note of $225,000. The Company also repaid $100,000 of the $2,000,000 Finova subordinated promissory note and issued a warrant to Finova for 4,310 shares of the Company's common stock, at a price of $0.50 per share.

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

Other Company Initiatives
-------------------------

The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, the remaining funds from the $2,000,000 subordinated debt financing from Finova, plus the subsequent financing agreement among current investors, MTDC and Finova, will provide sufficient capital to maintain stable Company operations throughout fiscal 2001. The Company believes that its strategic initiatives, the completed Nametre re-structuring, other costs savings, and the Monitek acquisition, will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the Company's fourth fiscal quarter of fiscal 2001. The Company is currently evaluating the impact that SAB 101 will have on its financial reporting requirements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is generally effective July 1, 2000, with certain conclusions in this Interpretation covering specific events that occur after either December 15, 1998, or January 12,2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company believes the adoption of FIN No. 44 will not have a material impact on its financial position, results of operations or cash flows.

Disclosures About Market Risk

         Foreign Currency Exchange Risk. The value of the U.S. dollar affects the Company's financial results. During fiscal 2000 the Company's sales revenue included $513,685 derived from sales of Metrisa GmbH, which are denominated in German marks. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars.

YEAR 2000 ("Y2K")

In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its products, its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.  FINANCIAL STATEMENTS.

     The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through F-21. The financial statements filed in this Item 7 are as follows:

Item                                                                   Page

Reports of Independent Accountants                                     F1-F2

Balance Sheets - September 30, 2000 and 1999                           F3

Statements of Income for the years ended
September 30, 2000 and 1999                                            F4

Statements of Stockholders' Equity for the years ended
September 30, 2000 and 1999                                            F5

Statements of Cash Flows for the years ended
September 30, 2000 and 1999                                            F6

Notes to Financial Statements                                          F7-F24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following is a list of the directors and executive officers of the Company as of December 1, 2000:

Name                          Age        Position
----                          ---        --------

John E. Wolfe                 62         President, Treasurer, CFO and Director
Richard Mannello              43         Vice President & General Manager
Joseph J. Caruso              57         Director
Joaquim S. S. Ribeiro         64         Director
Salvatore J. Vinciguerra      62         Director
Emile Sayegh                  46         Vice President and Director
Eric F. Mooney                69         Vice President

        Each director is elected to hold office until the next annual meeting of stockholders, and until his successor is elected and duly qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

        Mr. Wolfe joined the Company as a Director in November 1994 and was elected President and Treasurer of the Company in February 1995. From 1987 to May 1998, Mr. Wolfe was also President and Chief Executive Officer and a Director of Tytronics Incorporated, the Company's former parent company. Previously, Mr. Wolfe was employed by EG&G's (now Perkin Elmer's) Fluid Components Technology Group, serving as Senior Vice President, Western Hemisphere Operations, and Vice President and General Manager, Engineered Products Division. Mr. Wolfe is also a Director of Colorado MEDtech, in Boulder, Colorado, a publicly held medical products company. Until May 1999 he was a member of the Board of Trustees of Bryant College in Smithfield, Rhode Island, and was most recently Chairman of that Board. Mr. Wolfe is also currently a member of the Board of Directors of Jobs For The Future. Mr. Wolfe holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute, an S.M., as a Sloan Fellow, from the Massachusetts Institute of Technology, and he has completed the Advanced Management Program at the Harvard Business School.

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

        Mr. Caruso joined the Company as a Director in 1994, and was engaged by the Company as Acting President from June 1993 until January 1995. Mr. Caruso is also President of The Bantam Group, Inc. ("Bantam"), a business advisory organization founded in 1986. He has more than twenty years of general management, marketing, and financial experience in several high technology companies, including marketing, manufacturing, and financial roles at Teradyne, Inc., a manufacturer of automatic test systems, corporate planning at Autex, Inc., a provider of block trading information for brokers and institutions, and President and CEO of Cyborg Corporation, a supplier of laboratory and factory automation systems. In recent years, he has served as interim CEO for companies in need of strategic change and has served as personal advisor to numerous company presidents. Mr. Caruso is presently a member of the board of directors of Micro E Systems., ACT Medical, Inc., Twisted Systems, Wwwhoosh, Inc., Zentox Corp. and Boston Restaurant Associates. Mr. Caruso holds a B.S. in Electrical Engineering from Northeastern University and a Master of Business Administration degree from the Harvard Business School.

        Mr. Ribeiro joined the Company as a Director in 1994, and since January 2000 he has been employed as the Director of Finance and Administration of the Northfield Mount Hermon School.. From 1993 through 1999 Mr. Ribeiro was a self-employed management consultant. During 1992 and 1993, he served as vice-chairman of Multibank Financial Corp., a public bank holding company now part of BankBoston, and also as director and interim president of HMO Central Massachusetts Health Care, now part of Healthsource/Cygna Healthcare. From 1989 to 1992, he served as general manager of the law firm of Bowditch & Dewey, LLP. Mr. Ribeiro holds a B.S. in

Aeromechanics from Worcester Polytechnic Institute and an M.B.A. in Economics and Finance from Clark University.

        Mr. Sayegh is one of the original founders of Tytronics Incorporated and has twenty years of combined experience in both research and product development. He has personally directed and designed many successful products in the field of laboratory and process instrumentation. Previously, he was employed by Orion Research as project leader and principal engineer. Mr. Sayegh holds a Bachelor's Degree in Mechanical Engineering from the College of Arts and Sciences, Lebanon, a B.S. in Electrical Engineering from Northeastern University and has done graduate study in Computer Science.

        Mr. Vinciguerra has been a Director of the Company since February of 1995. He has been President and Chief Executive Officer of Goddard Industries, Inc. since October of 1998. Prior to that he was President of FerroFluidics Corporation from 1995 until 1998, and its Chief Executive Officer and a Director from 1996 until 1998. From 1991 until 1994, Mr. Vinciguerra served as President and Chief Executive Officer of Staveley, Inc., the U. S. operating arm of Staveley Industries, plc. From 1985 until 1989, he served as President and Chief Operating Officer of Instron Corporation, which he initially had joined in 1969. Mr. Vinciguerra is also a member of the Board of Directors of FSC Corporation (formerly Carr Separations, Inc.), Photran Corporation (formerly Saphikon Corporation), the Japan Society of Boston, and the Collaborative Laboratory Charter School in Boston, Mass. Mr. Vinciguerra holds a B.S. in Engineering from Princeton University and a Master of Business Administration degree from the Harvard Business School.

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

        All requirements under Section 16(a) of the Exchange Act for officers and directors of the Company and beneficial owners of more than 10% of any class of the Company's equity securities have been met for the fiscal year ended September 30, 2000. The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.

DIRECTORS' COMPENSATION

        The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $750 per meeting attended in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock. During the fiscal year ended September 30, 2000, each of Joaquim S.S. Ribeiro and Salvatore
J. Vinciguerra were granted options to purchase 4,000 shares of the Company's Common Stock at an exercise price of $2.37 per share. Such options are fully vested and are exercisable for ten years from the date of grant.

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

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998, of those persons who were (i) the Company's Chief Executive Officer during the fiscal year ended September 30, 2000, and (ii) other executive officers of the Company as of September 30, 1999, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 2000.

                                                      EXECUTIVE COMPENSATION
                                                      ----------------------

                                                                                                      Securities
     Name and                                                               Other       Restricted  Underlying All      Other
     --------                                  Salary         BONUS     Compensation       Stock     Options/SARs    Compensation
Principal Position              Year            ($)            ($)           ($)           Award         (#)             ($)
------------------              ----          -------         ------      ---------      ---------      ------         -------

John E. Wolfe                   2000          148,888          8,000          n/a          n/a            n/a            n/a
President, Treasurer
& CFO

Eric F. Mooney                  2000           82,197         34,093          n/a          n/a            n/a            n/a
Vice President

Richard Mannello                2000          112,502          3,300          n/a          n/a            n/a            n/a
Vice President and
General Manager

Emile Sayegh                    2000          105,245         10,000          n/a          n/a            n/a            n/a
Vice President

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
Vice President

John E. Wolfe                   1998          140,171          6,000          n/a          n/a            n/a            n/a
President , CEO

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

        There were no option grants to any of the Named Officers in the compensation table during the Company's fiscal year ended September 30, 2000.

        The following table sets forth information concerning option exercises during fiscal 2000 and the value of unexercised options as of September 30, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                            # of Unexercised
                         # Shares                         Options at Sept. 30,       $ Value of Unexercised
                        Acquired on        $ Value         2000 (Exercisable/       Options at Sept. 30, 2000
      Name                Exercise        Realized 1         Unexercisable)       (Exercisable/Unexercisable) 1
      ----                --------        ----------         -------------        -----------------------------
John E. Wolfe              5,554            3,277                12,431/0                     9,785/0

Eric F. Mooney            23,410           25,049                 4,728/0                     2,788/0

Richard Mannello               0                0             7,600/4,400                 3,108/2,052

Emile Sayegh               2,777            1,638             5,944/1,279                   4,304/729
--------------------

1 Value is based on the difference between option exercise price and the fair market value at fiscal 2000 year-end, multiplied by the number of shares underlying the option.

CONSULTING AGREEMENT

        The Company and Bantam Group, Inc. are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month, until March 31, 2000, and $2,000 per month thereafter, during fiscal 2000. Mr. Caruso, a director of the Company, is also president of The Bantam Group, Inc.

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

        ISOs under the 1991 Plan may be granted to any employee of the Company. As of September 30, 2000, the Company had 57 full time equivalent employees. Only those officers and directors of the Company who are employees may be granted ISOs under the 1991 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) exceed $100,000. Otherwise, there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

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

        Options to purchase an aggregate of 29,250 shares of Common Stock were granted under the 1991 Plan during fiscal 2000 fiscal and 25,340 options were canceled during fiscal 2000. As of September 30, 2000, options to purchase 107,351 shares of Common Stock were issued and unexercised and had been granted under the 1991 plan, and options for 56,103 shares granted under the 1991 Plan had been exercised.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of December 1, 2000, to the knowledge of the Company, the ownership of the Company's 1,448,273 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.


Name                                                         Number of Shares            Percentage
of Beneficial Owner                                        Beneficially Owned            of Class(1)
-------------------                                        ------------------            -----------
The Bantam Group, Inc.(2)                                             102,915                 6.9%

Joseph J. Caruso(3)                                                   130,684                 8.9%

Richard Mannello(7)                                                     9,600                 0.7%

Massachusetts Technology Development Corporation                      137,095                 9.5%

Sentex Sensing Technology, Inc.                                       160,000                  11%

Eric F. Mooney(4)                                                      27,868                 1.9%

Joaquim S. S. Ribeiro(5)                                               45,460                 3.1%

Emile Sayegh(6)                                                       101,708                 7.0%

Finova Mezzanine Capital, Inc.(7)                                     148,048                 9.3%

Edward J. Stewart, III(8)                                             122,645                 8.4%

Salvatore J. Vinciguerra(9)                                            19,000                 1.3%

John E. Wolfe(10)                                                     280,899                19.0%

All Officers and Directors as a group (7 persons)                     615,219                35.5%
--------------------


(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of this statement pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Joseph J. Caruso, a Director of the Company, is also President of The Bantam Group, Inc., and has sole voting and investment power with respect to the 102,915 shares of Common Stock beneficially owned by Bantam Group, Inc.

(3) Stated shares include 102,915 shares of Common Stock beneficially owned by Bantam Group, Inc. 56,339 shares of Common Stock beneficially owned by Mr. Caruso are issuable upon the exercise of currently outstanding stock options or warrants.

(4) Of the 27,868 shares beneficially owned by Dr. Mooney, 4,728 are issuable upon the exercise of currently outstanding stock options.

(5) 19,884 shares of Common Stock beneficially owned by Mr. Ribeiro are issuable upon the exercise of currently outstanding stock options or warrants.

(6) 6,370 shares of Common Stock beneficially owned by Mr. Sayegh are issuable upon the exercise of currently outstanding stock options or warrants.

(7) Issuable upon the exercise of currently outstanding stock options.

(8) Of the 122,645 shares of Common Stock beneficially owned by Mr. Stewart, 64,793 shares and 41,653 shares, respectively, are owned of record by Corning Partners II, L.P. and Corning Partners III, L.P. Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P. and Corning Partners III, L.P. Includes 6,942 shares of Common Stock issuable upon the exercise of currently outstanding warrants.

(9) 6,000 shares of Common Stock beneficially owned by Mr. Vinciguerra are issuable upon the exercise of currently outstanding options.

(10) Of the 280,899 shares of Common Stock beneficially owned by Mr. Wolfe, 26,315 shares are issuable upon the exercise of currently outstanding stock options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company and Bantam Group, Inc. are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Pursuant to this agreement, Bantam was paid $5,000 per month, until March 31, 2000, and $2,000 per month thereafter, during fiscal 2000. Mr. Caruso, a director of the Company, is also president of The Bantam Group, Inc.

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

        In connection with the Company's agreements with Finova and MTDC on January 11, 2000, the Company sold an aggregate of 116,939 shares of the Company's Common Stock at a price of $2.37 per share, including 108,439 shares sold to the Company's President & Chief Executive Officer, John E. Wolfe, and his spouse.

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

        10.17 Second Loan Modification Agreement between the Company and Silicon Valley Bank dated September 23, 1998 (filed herewith).

        10.18 Third Loan Modification Agreement between the Company and Silicon Valley Bank dated March 30, 1999 (filed herewith).

        10.19 Fourth Amendment of Lease between Opta Food Ingredients, Inc. and the Company dated September 30, 1999 (filed herewith).

        10.20 Asset Purchase Agreement by and among Metrisa, Inc., Metrisa GMBH, Sentex Sensing Technology, Inc., Monitek Technologies, Inc., Monitek GMBH, and CPS Capital, LTD, dated as of March 14, 2000 (filed with Metrisa's Form 10-QSB for the fiscal quarter ended March 31, 2000) incorporated herein by reference.

        27    Financial Data Schedule (filed herewith).


        (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended September 30, 2000:

1. Form 8-K dated July 13, 2000 reporting the acquisition of the assets of Monitek Technologies, Inc. ("MTI") and Monitek GMBH ("MGMBH");

2. Form 8-K dated August 2, 2000 reporting the engagement of Grant Thornton LLP as the Company's independent accountant;

3. Form 8-KA dated August 14, 2000 reporting an amendment to the disclosure concerning the acquisition of the assets of MTI and MGMBH; and

4. Form 8-KA2 dated September 15, 2000 reporting the financial statements of MTI and MGMBH and the unaudited pro forma financial statements of the combined entity.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

METRISA, INC.

By: /s/ JOHN E. WOLFE                                 Date:   December 21, 2000
    ---------------------------------
     John E. Wolfe, President,
     Chief Executive Officer, Treasurer
     and Chief Financial Officer
     (Principal executive, financial and
     accounting officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                              Capacity          Date
     ----                              --------          ----

/s/ JOSEPH J. CARUSO                   Director          December 21, 2000
----------------------------
Joseph J. Caruso

/s/ JOAQUIM S.S. RIBEIRO               Director          December 22, 2000
----------------------------
Joaquim S.S. Ribeiro

/s/ EMILE SAYEGH                       Director          December 21, 2000
----------------------------
Emile Sayegh

/s/ SALVATORE J. VINCIGUERRA           Director          December 21, 2000
----------------------------
Salvatore J. Vinciguerra

/s/ JOHN E. WOLFE                      Director          December 21, 2000
----------------------------
John E. Wolfe

                                  METRISA, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Metrisa, Inc.:


        We have audited the accompanying consolidated balance sheet of Metrisa, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Metrisa, Inc. as of and for the year ended September 30, 1999, were audited by other auditors whose report dated December 15, 1999, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrisa, Inc. and subsidiaries as of September 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Grant Thornton, LLP
Boston, Massachusetts
December 21, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Metrisa, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metrisa, Inc. at September 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
December 15, 1999

                                  METRISA INC.

                                 BALANCE SHEETS

                           September 30, 2000 and 1999

                                   ASSETS                                 2000                1999
                                                                      -----------         -----------
Current assets:
  Cash and cash equivalents                                           $ 1,040,742         $ 1,298,984
  Accounts receivable, less allowance for doubtful accounts
    of $130,000 and $167,000 in 2000 and 1999, respectively             2,404,590           1,784,246
  Inventories:
    Raw materials                                                         814,044             680,159
    Work in process                                                       668,326             302,453
    Finished goods                                                        213,869             213,918
                                                                      -----------         -----------
                                                                        1,696,239           1,196,530

  Prepaid expenses                                                         57,888              73,520
  Notes receivable                                                           --                10,554
                                                                      -----------         -----------
        Total current assets                                            5,199,459           4,363,834

Equipment and fixtures, net                                               390,792             406,360
Other assets, net of accumulated amortization of $922,926 and
    $621,568 in 2000 and 1999, respectively                             1,866,832           1,795,610
                                                                      -----------         -----------
        Total assets                                                  $ 7,457,083         $ 6,565,804
                                                                      ===========         ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                               $   649,938         $   488,938
  Accounts payable                                                      1,358,952           1,260,668
  Accrued expenses and other                                              651,158             569,675
  Current portion of long-term debt                                       302,851             498,754
                                                                      -----------         -----------
        Total current liabilities                                       2,962,899           2,818,035
                                                                      -----------         -----------
Long-term debt, less current portion                                    2,136,337           2,071,541

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
    0 shares issued and outstanding at September 30, 2000 and 1999           --                  --
  Common stock, $.50 par value, 4,000,000 shares authorized,
    1,448,453 and 1,020,474 shares issued at September 30,
    2000 and 1999,  respectively                                          724,226             510,237
  Additional paid-in capital                                            2,767,872           2,013,753
  Accumulated deficit                                                  (1,096,017)           (847,762)
  Cummulative translation adjustment                                      (38,234)               --
                                                                      -----------         -----------
     Total stockholders' equity                                         2,357,847           1,676,228
                                                                      -----------         -----------
        Total liabilities and stockholders' equity                    $ 7,457,083         $ 6,565,804
                                                                      ===========         ===========

     The accompanying notes are an integral part of the financial statements

                                  METRISA, INC.

                              STATEMENTS OF INCOME

                 for the years ended September 30, 2000 and 1999

                                                                 2000                1999
                                                             -----------         -----------
Sales:
 Product sales                                               $ 7,284,769         $ 6,547,213
 Service Sales                                                 1,273,397           1,093,382
                                                             -----------         -----------
Net sales                                                      8,558,166           7,640,595

Cost of sales                                                  4,262,407           3,747,893
                                                             -----------         -----------
Gross profit                                                   4,295,759           3,892,702

Operating expenses:
 Selling, general and administrative                           3,524,781           3,847,182
 Research and development                                        675,379             621,661
 Restructuring charge                                               --               149,288
                                                             -----------         -----------
                                                               4,200,160           4,618,131
                                                             -----------         -----------
Income (loss) from operations                                     95,599            (725,429)

Other income (expense):
 Other income                                                     47,540               3,671
 Interest income                                                  26,493              86,014
 Interest expense                                               (417,887)           (448,294)
                                                             -----------         -----------
                                                                (343,854)           (358,609)
                                                             -----------         -----------
Loss before income taxes                                        (248,255)         (1,084,038)

Income taxes                                                        --                 6,000
                                                             ===========         ===========
Net Loss                                                     $  (248,255)        $(1,090,038)

Net loss per common share-basic and diluted                  $     (0.20)        $     (1.07)
Weighted average shares outstanding-basic and diluted          1,234,879           1,021,320

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 for the years ended September 30, 2000 and 1999

                                         PREFERRED STOCK              COMMON STOCK            ADDITIONAL      CUMULATIVE
                                            PAR VALUE                   PAR VALUE               PAID-IN      TRANSLATION
                                       SHARES        AMOUNT       SHARES         AMOUNT         CAPITAL       ADJUSTMENT
                                    -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 1998                --            --       1,022,911        511,456      2,455,069           --

Retirement of treasury shares              --            --            --             --         (430,262)          --

Exercise of stock options                  --            --             400            200            520           --

Repurchase of common shares                --            --            --             --             --             --

Retirement of treasury shares              --            --          (2,837)        (1,419)       (11,574)          --

Net loss                                   --            --            --             --             --             --
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance, September 30, 1999                --            --       1,020,474        510,237      2,013,753           --

Sale of Common Stock                       --            --         116,939         58,469        218,676           --

Shares Issued - Acquisition                --            --         160,000         80,000        299,200           --

Exercise of stock options                  --            --          56,103         28,052         50,093           --

Retirement of Loan                         --            --          94,937         47,468        177,532           --

Warrants Issued                            --            --            --             --            8,618           --

Cumulative Translation Adjustment          --            --            --             --             --          (38,234)

Net loss                                   --            --            --             --             --             --
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance, September 30,2000                 --            --       1,448,453    $   724,226    $ 2,767,872    $   (38,234)
                                    ===========   ===========   ===========    ===========    ===========    ===========

                                      Retained
                                      Earnings                                     Total
                                   (Accumulated           Treasury Stock        Stockholders'
                                      Deficit)        Shares         Amount        Equity
                                    -----------    -----------    -----------    -----------
Balance, September 30, 1998             242,276       (238,312)      (430,262)     2,778,539

Retirement of treasury shares              --          238,312        430,262           --

Exercise of stock options                  --             --             --              720

Repurchase of common shares                --           (2,837)       (12,993)       (12,993)

Retirement of treasury shares              --            2,837         12,993           --

Net loss                             (1,090,038)          --             --       (1,090,038)
                                    -----------    -----------    -----------    -----------

Balance, September 30, 1999            (847,762)          --             --        1,676,228

Sale of Common Stock                       --             --             --          277,145

Shares Issued - Acquisition                --             --             --          379,200

Exercise of stock options                  --             --             --           78,145

Retirement of Loan                         --             --             --          225,000

Warrants Issued                            --             --             --            8,618

Cumulative Translation Adjustment          --             --             --          (38,234)

Net loss                               (248,255)          --             --         (248,255)
                                    -----------    -----------    -----------    -----------

Balance, September 30,2000          $(1,096,017)          --      $      --      $ 2,357,847
                                    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                            STATEMENTS OF CASH FLOWS

                 for the years ended September 30, 2000 and 1999

                                                                                 2000                1999
                                                                              -----------         -----------
Operating activities:
  Net loss                                                                    $  (248,255)        $(1,090,038)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Deferred income taxes                                                             --                 6,000
   Depreciation and amortization                                                  389,571             397,095
   Reserve for bad debt                                                           (36,668)             88,500
   Gain on sale of equipment                                                         --                (3,671)
   Warrant amortization                                                            49,723              48,000
   Changes in operating assets and liabilities, net of
      effects of purchase of subsidiaries:
    Accounts receivable                                                          (147,938)             53,856
    Notes receivable                                                               10,554              10,994
    Inventories                                                                   381,215             173,930
    Prepaid expense                                                                69,248
    Other current assets                                                             --                (8,039)
    Accounts payable and accrued expenses                                        (142,427)              9,251
                                                                              -----------         -----------
Net cash provided by (used in) operating activities                               325,023            (314,122)

Investing activities:
  Additions to equipment and fixtures                                             (38,371)           (168,383)
  Proceeds from sale of equipment                                                    --                13,500
  Increase in other assets                                                          8,567             (83,430)
  Acquisition of Monitek Technologies, Inc. net of cash acquired                 (676,868)               --
                                                                              -----------         -----------
Net cash used in investing activities                                            (706,672)           (238,313)

Financing activities:
  Net increase of line of credit agreement                                        161,000             275,879
  Proceeds from long-term debt                                                       --                  --
  Principal payments on long-term debt                                           (345,273)           (875,852)
  Principal payments on capital lease obligation                                  (17,994)             (5,388)
  Net proceeds from sale of common stock                                          363,908                 720
  Purchase of treasury stock                                                         --               (12,993)
                                                                              -----------         -----------
Net cash provided by (used in) financing activities                               161,641            (617,634)
                                                                              -----------         -----------
Effect of foreign exchange rate on cash                                           (38,234)               --

Net decrease in cash and cash equivalents                                        (258,242)         (1,170,069)

Cash and cash equivalents at beginning of year                                  1,298,984           2,469,053
                                                                              -----------         -----------
Cash and cash equivalents at end of year                                      $ 1,040,742         $ 1,298,984
                                                                              ===========         ===========
Supplemental disclosure of noncash investing and financing activities:
  Conversion of Long term debt to Stock                                           225,000                --
  Issuance of Stock to affect acquisition                                         379,200                --
  Issuance of Note Payable to affect acquisition                                  425,655                --
  Capital lease                                                                    31,505              56,315

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:
   ------------------

   Metrisa, Inc. (the "Company") was incorporated in Delaware in October 1985, with principal offices located at 25 Wiggins Avenue, Bedford, MA 01730. Metrisa is comprised of five product lines, four located in Bedford, MA and the fifth being produced in Livermore, CA and Dusseldorf, Germany. These productlines serve two broad markets, the process/environmental markets, and the materials characterization market. The Tytronics productline markets on-line liquid and gas chemical analyzers to the process and environmental industries; Nametre markets in-line and laboratory viscosity analyzers to the process industries. Holometrix-Micromet provides instumentation and testing services for the measurement of thermal properties and cure monitoring of composites for the automotive, aerospace and electronis packaging industries.

   Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek, relating to the Monitek's optical and acoustic instrument measurement business. Monitek is a manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

2. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------

   BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Metrisa, Inc. and its subsidiaries, collectively referred to as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

   REVENUE RECOGNITION

   Revenue for instrument sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are performed.

   CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

   EQUIPMENT AND FIXTURES

   Equipment and fixtures are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Furniture and fixtures are

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   depreciated over five years, leasehold improvements are depreciated over the life of the lease, computers over three years and other machinery and equipment over five years. Upon retirement or disposition of equipment and fixtures, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

   Equipment and fixtures consist of the following at September 30:

                                           2000                  1999
                                       -----------           -----------
     Furniture and fixtures            $    70,254           $    74,390
     Leasehold improvements                 43,961                67,351
     Machinery and equipment               797,750               984,059
     Demonstration equipment                  --                 311,286
                                       -----------           -----------

                                           911,965             1,437,086
     Accumulated depreciation             (521,173)           (1,030,726)
                                       -----------           -----------

                                       $   390,792           $   406,360
                                       ===========           ===========

   Depreciation expense was $137,937 and $186,294 for fiscal 2000 and 1999, respectively.

   OTHER ASSETS

   Other assets include patent costs, trademarks, licensing agreements, various deposits for office equipment and utilities and goodwill resulting from the excess of cost over fair value of net assets acquired through acquisition, as well as the inclusion of financing costs associated with the subordinated debt issuance. Costs related to patents and trademarks are amortized using the straight-line method over 17 years. Costs related to licensing agreements are amortized using the straight-line method over the life of the agreements. Costs related to goodwill are amortized using the straight-line method over 15 years. Financing costs are amortized over the life of the related debt. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from the underlying acquired businesses is less than the carrying value of the goodwill.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   Other assets consisted of the following at September 30:

                                           2000                  1999
                                       -----------           -----------
     Patents                           $   380,731           $   380,731
     Goodwill                            1,551,464             1,187,666
     Licensing agreement                    61,513                61,514
     Trademarks                             17,529                17,529
     Financing costs                       394,506               385,889
     Other                                 384,015               383,849
                                       -----------           -----------
                                         2,789,758             2,417,178
     Accumulated amortization             (922,926)             (621,568)
                                       -----------           -----------
                                       $ 1,866,832           $ 1,795,610
                                       ===========           ===========

   Amortization expense was $301,357 and $210,801 in fiscal 2000 and 1999, respectively.

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

   NET INCOME PER COMMON SHARE

   Net income per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is dilutive. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 486,367 and 699,064 as of September 30, 2000 and 1999, respectively. (See
   Note 5)

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

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments which subject the Company to credit risk consist of cash equivalents and trade accounts receivable. The risk with respect to cash equivalents is minimized by the Company's policies in which investments are placed with high credit quality financial institutions and the amount of exposure to any one financial institution is monitored. The risk with respect to trade accounts receivable is minimized by the credit worthiness of the Company's customers, the diversity of its customer base and their dispersion across a wide geographical area, as well as the Company's credit and collection policies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. Sales to international customers represented approximately 42% and 35% of revenues in fiscal 2000 and 1999, respectively.

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

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscalyears beginning after June 15, 2000. The Company will adopt the new standard for the fiscalyear ending September 30, 2001. Management is evaluating the impact that SFAS No. 133 may have on the Company's financial statements.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   Company's fourth fiscal quarter of fiscal 2001. The Company is currently evaluating the impact that SAB 101 will have on its financial reporting requirements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is generally effective July 1, 2000, with certain conclusions in this Interpretation covering specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

   CURRENCY TRANSLATION

   Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Net foreign currency transactions are reported in the results of operations in U.S. dollars at average exchange rates. Adjustments resulting from balance sheet translations are excluded from the determination of income and are accumulated in a separate component of stockholders' equity.

   COMPREHENSIVE INCOME

   For the year ended September 30, 2000 and September 30, 1999 respectively, the components of the other comprehensive income were immaterial and consisted solely of foreign currency translation adjustment.

   RECLASSIFICATION

   Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

3. BUSINESS COMBINATION:
   --------------------

   Effective July 1, 2000, Metrisa, Inc. acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek Technologies, Inc., relating to the Seller's optical and acoustic instrument business. The Purchased Assets were acquired for an aggregate consideration of $1,627,053, consisting of a cash payment of $500,000, issuance of a promissory note of $425,655, the issuance of an aggregate of 160,000 shares of Metrisa common stock, $.50 par value, valued at

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   $2.37 per share direct acquisition costs of $176,868 and the assumption of liabilities in the aggregate amount of $322,198. The Company recorded goodwill of approximately $363,000 in connection with this transaction. Under the purchase method of accounting, results of operations of acquired businesses are included in consolidated operations subsequent to the date of acquisition.

   Pro forma unaudited results of operations for fiscal 2000 and 1999, reflecting a hypothetical acquisition date for Monitek of October 1, 1998 are as follows:

                                               2000                1999
                                               ----                ----
                Total Revenues              $9,087,889         $11,450,677
                Net (Loss)                   ($925,563)        ($2,685,384)
                (Loss) Per Share                ($0.75)             ($2.27)

   These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisition been consummated on the dates indicated, or which may result in the future.

4. NOTES PAYABLE TO BANKS:
   ----------------------

   As of September 30, 2000, the Company had a balance of $649,938 on a $1,250,000 line of credit with a Silicon Valley Bank collateralized by substantially all of the assets of the Company. As of September 30, 1999, the Company had a balance of $488,938 outstanding under the $1,250,000 line of credit. Advances under the line of credit cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. These outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash balances and the amount of unused line of credit available. As of September 30, 2000, the Company was in compliance with all covenants and ratios of this line of credit. This line is due for renewal on December 26, 2000.

   At September 30, 2000 and 1999, the Company had an unused line of credit of $600,062 and $622,352, respectively.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

5. LONG-TERM DEBT:

   Long-term debt consisted of the following at September 30:

                                                                                             2000                1999
                                                                                          ----------          ----------
     Subordinated promissory notes payable to a shareholder,
       bearing interest payable monthly at 10% per
       annum; principal payable on November 23, 1999                                      $     --            $  450,000
     Subordinated note payable to an investment banking firm due 2003 at 13.75% interest per annum (interest only payments through
       September 2000, principal payments begin in fiscal  2001, with a final balloon due in 2004. See schedule of principal payments for all long
       term debt below)                                                                    1,900,000           2,000,000
     Subordinated Promissory note payable to Sentex Sensing Technology, Inc.
       related to the acquisition of Monitek Technologies, Inc in July 2000, bearing interest at the prime rate, due in monthly installments of $8,868
       commencing in July 2001 through June 2005 (See Note 3)                                425,655                --
     Promissory note due to Amisco bearing interest at 12%, due at
       October 2000 (See Note 10)                                                              9,448              19,448
     Capital lease obligations                                                                64,440              50,929
     Other                                                                                    39,645              49,918
                                                                                          ----------          ----------
                                                                                           2,439,188           2,570,295
     Less current portion                                                                    302,851             498,754
                                                                                          ----------          ----------

   The aggregate amounts of required principal payments on the Company's long-term debt at September 30, 2000 are as follows:

                    2001                        $  302,851
                    2002                           379,326
                    2003                           416,301
                    2004                         1,260,899
                    2005 and thereafter             79,811
                                                ----------
                                                $2,439,188
                                                ==========

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   The subordinated loan agreement (Finova) requires that commencing with the first quarter of fiscal 1999, the Company maintain total funded long-term debt, excluding current portion, at a level not to exceed a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) in a trailing four-quarter basis. As of September 30, 1999, the Company was in violation of this covenant. Subsequent to September 30, 1999, the Company received a waiver on this covenant for fiscal 1999 and renegotiated the future covenant terms by postponing the commencement of the trailing calculation until the fourth quarter of fiscal 2000. In addition, a one-time minimum EBITDA was established for first quarter 2000 as well as a new cash flow coverage covenant commencing in the second quarter of fiscal2000. The Company was in compliance at September 30, 2000. All of the machinery and equipment owned by the Company is subject to a security interest in favor of Sentex Sensing Technology, Inc., which in turn is subordinated to the senior subordinated security interest of Finova Mezzanine Capital, Inc. ("Finova"), formerly Sirrom Capital Corporation, which is subject to a senior security interest in favor of Silicon Valley Bank, to which both Finova's and Sentex Sensing Technology, Inc.'s interests are subordinated.

   DEBT CONVERSION

   On January 11, 2000, the Company entered into an agreement with an existing shareholder and subordinated debt lender, Massachusetts Technology Development Corporation ("MTDC"), and an investment bank, Finova Capital Corporation ("Finova"). MTDC was the holder of a subordinated promissory note for $450,000, due November 23, 1999. Finova is the holder of a subordinated promissory note for $2,000,000, payable in full on October 1, 2003, with partial payments beginning October 1, 2000. Under the agreement, MTDC converted $225,000 of the promissory note into 94,937 shares of the Company's common stock at a conversion price of $2.37 per share. The Company repaid the remaining balance on the promissory note of $225,000. All of MTDC's 164,814 warrants were canceled as part of this transaction. Also, the Company repaid $100,000 of the Finova subordinated promissory note and issued Finova 4,310 warrants to purchase the Company's common stock, at a price of $0.50 per share.

   As part of this agreement, existing investors, including an officer, purchased additional equity of 116,939 shares of common stock for $277,145. Also, directors of the Company, including officers, exercised options for 32,843 shares of the Company's common stock for $47,895.

6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
   ----------------------------------------------

   The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments on this agreement were $48,062 and $27,000, for fiscal years 2000 and 1999, respectively. The expense related to this agreement was $42,000 and $60,000, for the fiscal years 2000 and 1999, respectively. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY:
   --------------------

   WARRANTS

   The Company conducted a private placement in September 1997 selling 181,748 shares of common stock for $3.78 per share, receiving total net proceeds of $657,959. In connection with the private placement, the Company granted warrants to purchase an additional 181,748 shares of common stock at a price of $4.86 per share. The warrants expire September 30, 2002.

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

   In November 1998, the Company granted a warrant to purchase 1,500 shares of common stock and a warrant to purchase 16,655 shares of common stock for services rendered in connection with the $2,000,000 subordinated loan. These warrants were granted at an exercise price of $4.33 per share and are exercisable for a period of five years expiring on October 6, 2003.

   At September 30, 1998 the Company granted stock warrants to the investment banking firm (Finova) to purchase an aggregate of 143,738 shares of the Company's common stock at an exercise price of $.50 per share, the warrants were valued at $240,000 and are being amortized to interest expense over the life of the loan. The warrants will expire on October 31, 2003. A second issue of 4,310 warrants valued at $8,617 was granted in January 2000 and are being amortized to interest expense over the life of the loan.

   A summary of warrants issued and outstanding at September 30, 2000:

          NUMBER     EXERCISE    EXPIRATION
        OF SHARES     PRICE         DATE
     ---------------------------------------

           6,942       $ 3.78       7/24/02
         181,748       $ 4.86       9/30/02
          16,655       $ 4.33       10/6/03
           1,500       $ 4.00       10/6/03
         143,738       $ 0.50      10/31/03
          15,962       $ 1.88       9/30/04
           7,981       $ 3.76       9/30/04
           4,310       $ 0.50      10/31/03
     ------------
         378,836
     ============

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   Certain stock options are vested over a four-year period, with 20% of the options vested up front and 20% vested every year. Certain stock options are vested immediately.

   The exercise price per share of ISOs granted under the 1991 Plan cannot be less than the fair market value per share of the Common Stock on the date of grant, or, in the case of ISOs granted to employees holding more than 10% of the total combined voting power of all classes of stock of the Company, 110% of the fair market value per share of the Common Stock on the date of grant. The exercise price per share of Nonqualified Options granted under the 1991 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscalyear, or 50% of the fair market value per share of Common Stock on the date of grant.

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

   The 1991 Plan authorizes the grant of Stock Rights to acquire 240,000 shares of Common Stock. Pursuant to the terms of the 1991 Plan, shares subject to options that for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 1991 Plan.

   As of September 30, 2000 and 1999, options to purchase 107,351 and 159,724 shares of Common stock, respectively, were issued and unexercised under the 1991 plan.

   In addition, the Company has outstanding certain options which were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan. These options include an option to purchase 18,512 shares of Common Stock held by a director of the Company and a former director of Tytronics Incorporated, and an option to purchase 4,628 shares of the Company's Common Stock held by a former director of Tytronics Incorporated.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                                  2000                                   1999
                                                       ------------------------------          ------------------------------
                                                                          WEIGHTED                                 WEIGHTED
                                                                           AVERAGE                                  AVERAGE
                                                                           EXERCISE                                EXERCISE
                                                        SHARES               PRICE              SHARES               PRICE
                                                       --------           -----------          --------           -----------
     Outstanding options at beginning of year           159,724           $      1.71           117,670           $      1.75
     Granted                                             29,250                  2.37            55,310                  1.80
     Exercised                                          (56,103)                 1.39              (400)                 1.80
     Terminated                                         (25,340)                 1.83           (12,856)                 2.51
                                                       --------           -----------          --------           -----------

     Outstanding options at end of year                 107,531           $      2.02           159,724           $      1.71
                                                       ========           ===========          ========           ===========

     Exercisable at end of year                          79,262           $      1.97           125,978           $      1.67
                                                       ========           ===========          ========           ===========

     Available for grant at end of year                 109,750                                 113,660
                                                       ========                                ========

   The following table represents weighted average price and life information about significant option groups outstanding at September 30, 2000:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       -----------------------------------------------------    ----------------------------------
                                                WEIGHTED
         RANGE                                  AVERAGE         WEIGHTED                            WEIGHTED
           OF                                  REMAINING        AVERAGE                              AVERAGE
        EXERCISE         NUMBER               CONTRACTUAL       EXERCISE          NUMBER            EXERCISE
          PRICES       OUTSTANDING             LIFE (YRS)         PRICE         EXERCISABLE           PRICE
     ----------        -----------------------------------------------------    ----------------------------------
     $1.00-2.50          102,903                  6.7        $         1.95        74,634          $        1.86
     $     3.78            4,628                  2.4                  3.78         4,628                   3.78
                         -------                                                  -------
                         107,531                                                   79,262
                         =======                                                  =======

   Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows for the year ended September 30, 2000:

        Net (loss)- as reported                            ($248,255)

        Net (loss)- pro forma                              ($268,432)
        Loss per share- as reported                             (.20)
        Loss per share- pro forma                               (.22)

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   The pro forma net income, as if compensation cost for the Plans had been determined based on the fair value at the grant date, in accordance with the provisions of FAS 123, is not materially different from the actual reported net income for the years ended September 30, 1999.

   The fair value of options at the date of grant were estimated using the minimum value model or the Black-Scholes model with an estimated weighted average life of six years from the date of grant, assuming a risk free interest rate of approximately 6% and assumed volatility % (Black-Scholes only). The Company does not intend to declare dividends on its common stock.

   The effect on 2000 and 1999 of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years.

8. PROFIT SHARING PLAN:
   -------------------

   The Company sponsors a 401(k) profit sharing plan (the "Plan") covering all employees of the Company having completed a minimum of six months of service. The Plan was converted into a new Fidelity 401K offering in July 2000. The Plan permits participants to make elective contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k), with a matching employer contribution. Participants become fully vested in the Company's matching contributions in their fifth year of service with the Company.

   The Plan also permits the employer to make fully vested discretionary contributions to the plan allocated to participants' accounts based on their relative compensation.

   Employer contributions were $9,341 and $9,054 in fiscal 2000 and 1999, respectively.

9. INCOME TAXES:
   ------------

   The provision for income taxes consisted of the following:

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      2000            1999
                                     ------          ------

     Current income taxes:
     State                             --              --
     Federal                           --              --
                                     ------          ------

     Total current                   $ --            $ --

     Deferred income taxes:
     Federal                         $ --            $5,000
     State                             --             1,000
                                     ------          ------

     Total deferred                    --             6,000
                                     ------          ------

                                     $ --            $6,000
                                     ======          ======


   At September 30,2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,592,000 expiring through fiscal 2020. At September 30, 2000, the Company has available research and development credit carryforwards of approximately $82,000. Under Internal Revenue Code Section 382, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss and credit carryforwards which could be utilized.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets are attributable to the following temporary differences at September 30:

                                                 2000                  1999
                                             -----------           -----------
     Deferred tax assets:
     Accounts receivable allowances          $    52,000           $    67,000
     Depreciation and amortization               133,000                87,000
     Inventory                                    89,000               116,000
     Other accruals                               56,000               122,000
     Tax credits                                  83,000                82,000
     Net operating loss carryforwards            938,000               806,000
     AMT credits                                  35,000                35,000
                                             -----------           -----------

                                               1,386,000             1,315,000
     Valuation allowance                      (1,386,000)           (1,315,000)
                                             -----------           -----------
     Deferred tax liability:
     Depreciation and amortization                  --                    --
                                             -----------           -----------

     Net deferred tax asset                  $      --             $      --
                                             ===========           ===========



   As required by FAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has recorded a valuation allowance of $1,386,000 to offset some of the net deferred tax assets as a result of the uncertainties surrounding the realization of the assets. The Company is reflecting a full valuation allowance in 2000 based upon management's estimate of the amount of deferred tax assets that more likely than not to be realized.

   A reconciliation of the federal statutory income tax rate and the effective tax rate as a percentage of income (loss) before taxes and minority interest for the years ended September 30 is as follows:

                                                    2000             1999
                                                   ------           ------
     Federal statutory rate                         34.00 %          34.00 %
     State taxes, net of federal benefit             1.00 %           5.50 %
     Intangibles                                   (27.00)%          (3.66)%
     Other permanent differences                    16.00 %          (0.51)%
     Valuation allowance                           (24.00)%         (35.89)%
                                                   ------           ------
     Effective tax rate                                 - %          (0.56)%
                                                   ======           ======

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

10. LEASE COMMITMENTS:
    -----------------

   The Company leases its facilities in Bedford under a lease which expires in October 2002. The lease provides each of the parties the right to notify the other of their intention to terminate the lease by written notice on June 1, 2001; otherwise the lease will extend through the full three-year extension. In addition, the Company rents equipment and office space in Germany and office space in California on a month-to-month basis.. The rent expenses including operating expenses charged by the landlord and real estate taxes was $182,081 and $159,567 in fiscal 2000 and 1999, respectively. The office space rented in New Jersey was vacated January 15, 2000

   The Company entered into a capital lease agreement with GMAC in August 2000 to purchase a car. In addition the Company entered into a capital lease agreement with a bank in June 1999 to lease its new computer system. Assets under the capital lease are included in Machinery and Equipment in 2000 as follows:

     Machinery, equipment and automobile          $87,823
     Accumulated depreciation                     (20,046)
                                                  --------

     Net capital lease assets                     $67,777
                                                  ========

   The following is a schedule by year of future minimum lease payments at September 30, 2000:


                                                 CAPITAL           OPERATING
    FISCAL YEAR                                   LEASES            LEASES
    -------------------------------------------------------------  ---------
          2001                                   $ 33,200          $208,146
          2002                                     25,831           135,151
          2003                                     11,094            10,551
          2004                                      4,623             3,173
                                                 --------          --------

                                                 $ 74,748          $357,022
                                                 ========          ========

     Less amount representing interest             10,309
                                                 --------
     Present value of minimum lease payments
     (includes current portion of $27,155)       $ 64,440
                                                 ========

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

11. CASH FLOW INFORMATION:
    ---------------------

   Supplemental disclosure of cash flow information for years ended September 30 is as follows:

                                  2000              1999
                                --------          --------
     Interest paid              $368,166          $384,622
     Income taxes paid               800            79,000


12. SEGMENT REPORTING:
    -----------------

   The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring properties of a wide variety of materials, liquids and gases. The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization. The Company also manages these product lines across geographic reportable segments: North America, Europe, Asia Pacific and Other.

   The accounting policies for each segment are the same as those described in the summary of significant policies (Note 2).

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

   A summary of the Company's operations by product line follows:

                                                  2000                  1999
                                              -----------           -----------
     Revenues:
     Process analytical                       $ 5,870,432           $ 4,743,439
     Materials characterization                 2,687,734             2,897,156
                                              -----------           -----------
                                                8,558,166             7,640,595
                                              -----------           -----------
     Income (loss) from operations:
     Process analytical                           608,828              (514,375)
     Materials characterization                  (513,229)             (211,054)
                                              -----------           -----------
                                                   95,599              (725,429)
                                              -----------           -----------
     Assets:
     Process analytical                         5,925,688             4,469,663
     Materials characterization                 1,531,395             2,096,141
                                              -----------           -----------
                                                7,457,083             6,565,804
                                              -----------           -----------
     Depreciation and amortization:*
     Process analytical                           240,530               167,770
     Materials characterization                   198,764               229,325
                                              -----------           -----------
                                                  439,294               397,095
                                              -----------           -----------
     Interest expense:*
     Process analytical                           290,404               296,885
     Materials characterization                   127,483               151,409
                                              -----------           -----------
                                                  417,887               448,294
                                              -----------           -----------
     Interest income:
     Process analytical                            26,493                72,558
     Materials characterization                      --                  13,456
                                              -----------           -----------
                                                   26,493                86,014
                                              -----------           -----------

   *Includes $49,723 of warrant amortization classified as interest expense on the Statement of Income.

   A summary of the Company's operations by geographical area follows:

                                     2000                1999
                                  ----------          ----------
     North America                $5,116,750          $5,264,662
     Europe                        2,130,670           1,565,189
     Asia Pacific                    967,713             810,744
     Other foreign sales             343,033                --
                                  ----------          ----------
                                  $8,558,166          $7,640,595
                                  ==========          ==========


   A summary of the Company's long lived assets by geographical area follows:

Geographic Area                      2000                1999
                                  ----------          ----------

     USA                          $2,023,332          $2,201,970
     Germany                      $  234,292                --
                                  ----------          ----------
     Total                        $2,257,624          $2,201,970
                                  ==========          ==========


13. RESTRUCTURING CHARGE:
    --------------------

   The Company has incurred a restructuring charge as a result of the closure of the Nametre Division's Metuchen, New Jersey, facility, and subsequent consolidation, in part, in the Company's Bedford, Massachusetts, facility. The Nametre Division manufactures and markets in-line and laboratory viscosity analyzers. The decision to consolidate was made in June 1999 due to Nametre's decreased sales volume, partly as a result of decreased Asian sales, and substantial losses. At that same time, the decision was announced to all employees, with Metuchen operations continuing through the close of fiscal 1999, and relocation occurring in November 1999. Complete closure of the New Jersey facility occurred in January 2000.

   This relocation resulted in a restructuring charge of $149,288, primarily for employee severance and certain nonrecurring charges. This amounts to a charge of approximately $0.15 per share.

   This consolidation began in the first quarter of fiscal 2000, and was largely completed by the end of the second quarter of fiscal 2000. This restructuring charge was primarily for employee severance and certain non-recurring charges. As of September 30, 2000 the remaining restructure accrual was $10,350, to be used for the balance of severance for a long-term employee.