Form 10QSB
period 2000-12-31
METRISA INC
filed 2001-02-14
CIK 812151

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from             to
                                        -----------    ------------

                         COMMISSION FILE NUMBER 0-16152


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

                                 (781) 275-9660
                                 --------------
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No    [ ]

As of February 12, 2001, 1,458,101 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes   [ ]   No   [X]

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Page.................................................................. 1
Table of Contents............................................................ 2

PART I.  FINANCIAL INFORMATION (*)
        Item 1.  Financial Statements
                 Balance Sheets.............................................. 3
                 Statements of Operations.................................... 4
                 Statements of Cash Flows.................................... 5
                 Notes to Financial Statements............................... 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 9

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings........................................... 12
Item 2.          Changes in Securities....................................... 12
Item 3.          Defaults upon Senior Securities............................. 12
Item 4.          Submission of Matters to a Vote of Security Holders......... 12
Item 5.          Other Information........................................... 12
Item 6.          Exhibits and Reports on Form 8-K............................ 12

SIGNATURES................................................................... 13

(*) The financial information at September 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                  METRISA, INC.
                                 BALANCE SHEETS

                                                    December 31,   September 30,
        ASSETS                                          2000            2000
                                                    ------------   ------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $    839,882   $  1,040,742
  Accounts receivable, less allowance for
    doubtful accounts of $110,334 and
    $130,332 at December 31,2000 and
    September 30, 2000,respectively                    2,004,238      2,404,590
  Inventories:
     Raw materials                                     1,052,540        814,044
     Work in process                                     583,676        668,326
     Finished goods                                      300,247        213,869
                                                    ------------   ------------
                                                       1,936,463      1,696,239

  Prepaid expenses                                        83,455         57,888
                                                    ------------   ------------
        Total current assets                           4,864,038      5,199,459

Equipment and fixtures, net                              377,830        390,792
Other assets, net of accumulated amortization
     of $992,709 and $922,926 at December 31,
     2000 and September 30, 2000,respectively          1,797,049      1,866,832
                                                    ------------   ------------
        Total assets                                $  7,038,917   $  7,457,083
                                                    ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                  649,938        649,938
  Accounts payable                                     1,542,104      1,358,952
  Accrued expenses and other                             540,563        651,158
  Current portion of long-term debt                    1,820,007        302,851
                                                    ------------   ------------
        Total current liabilities                      4,552,612      2,962,899
                                                    ------------   ------------

Long-term debt, less current portion                     403,228      2,136,337

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000
     shares authorized, 0 shares issued and
     outstanding at December 31, 2000 and
     September 30, 2000                                        -              -
  Common stock, $.50 par value, 4,000,000
     shares authorized, 1,458,101 and
     1,448,453 shares issued at December 31,
     2000 and September 30, 2000,  respectively          729,050        724,226
  Additional paid-in capital                           2,780,416      2,767,872
  Accumulated deficit                                 (1,418,578)    (1,096,017)
  Cummulative translation adjustment                      (7,811)       (38,234)
                                                    ------------   ------------
        Total stockholders' equity                     2,083,077      2,357,847
                                                    ------------   ------------
        Total liabilities and stockholders' equity  $  7,038,917   $  7,457,083
                                                    ============   ============

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        2000           1999
                                                    ------------   ------------
Sales:
  Product sales                                     $  2,007,094   $  1,482,694
  Service Sales                                          346,915        250,460
                                                    ------------   ------------
Net sales                                              2,354,009      1,733,154

Cost of sales                                          1,332,495        876,011
                                                    ------------   ------------
Gross profit                                           1,021,514        857,143

Operating expenses:
  Selling, general and administrative                    984,908        781,187
  Research and development                               259,995        142,508
                                                    ------------   ------------
                                                       1,244,903        923,695
                                                    ------------   ------------

Loss from operations                                    (223,389)       (66,552)

Other income (expense):
  Other expense                                           (6,320)             -
  Interest income                                          9,035          4,443
  Interest expense                                      (101,887)      (112,976)
                                                    ------------   -------------
                                                         (99,172)      (108,533)
                                                    ------------   -------------

Loss before income taxes                                (322,561)      (175,085)

Income Taxes                                                   -              -
                                                    ------------   -------------

Net loss                                            $   (322,561)  $   (175,085)
                                                    ============   =============

Net loss per common share - basic and diluted       $      (0.22)  $      (0.17)

Shares outstanding - basic and diluted                 1,454,850       1,020,474


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                         2000          1999
                                                    ------------   ------------

Operating activities:
  Net loss                                          $  (322,561)   $   (175,085)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization                           92,342         89,129
  Warrant amortization                                    12,574         12,000
  Non-cash research and development expenditure           32,895              -
  Reduction in reserve for Bad Debt                       19,998              -
  Changes in operating assets and liabilities, net
        of effects of purchase of subsidiaries:
     Accounts receivable                                 376,040       (140,176)
     Notes receivable                                          -            269
     Inventories                                        (223,404)        (1,475)
     Other current assets                                (25,567)       (22,775)
     Accounts payable and accrued expenses                72,557         77,717
                                                    ------------   ------------
Net cash provided by (used in) operating activities       34,874       (160,396)

Investing activities:
  Additions to equipment and fixtures                    (22,171)        (4,698)
  Increase (decrease) in other assets                          -           (723)
                                                    ------------   ------------

Net cash used in investing activities                    (22,171)        (5,421)

Financing activities:
  Principal payments on long-term debt                  (209,448)       (11,452)
  Principal payments on capital lease obligation          (6,505)        (4,170)
                                                    ------------   ------------

Net cash used in financing activities                   (215,953)       (15,622)
                                                    ------------   ------------

Effect of foreign exchange rate on cash                    2,390              -

Net decrease in cash and cash equivalents               (200,860)      (181,439)

Cash and cash equivalents at beginning of period       1,040,742      1,298,984
                                                    ------------   ------------
Cash and cash equivalents at end of period          $    839,882   $  1,117,545
                                                    ============   ============

Supplemental diclosures:
Cash paid for Interest Expense                            89,313        100,976

Issuance of common stock and forgiveness of
receivable for research and development expenditure       32,895              -


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB. Operating results for the three month period ended December 31, 1999 do not include any revenues, costs or expense associated with Monitek Technologies, Inc. or it's subsidiary, Monitek GmbH, substantially all of the assets of which were acquired by the Company effective July 1, 2000.

Metrisa, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, Monitek and Holometrix Micromet Divisions. The Company's Tytronics, Nametre and Monitek divisions constitute its process analytical business segment. The Company's Holometrix Micromet division constitutes its materials characterization business segment. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process and environmental markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-on-water monitors, for the process and environmental markets. The Company's Holometrix Micromet Instruments Division designs, manufactures and markets instruments that measure thermophysical (thermal) properties and perform cure monitoring in a broad range of materials. The Company's Holometrix Micromet Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Holometrix Micromet Testing Services Division also performs mechanical and physical properties testing.

Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek consisting of Monitek's optical and acoustic instrumentation business. Monitek is a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. The operation in Livermore, CA, was largely closed and relocated to Bedford, MA, in January 2001. Monitek's operations have become part of Metrisa's process analytical business segment.

2. NET LOSS PER SHARE

Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the period presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock. Net Loss per share amounts for all periods have been presented. The following is a reconciliation of the denominator (number of shares) used in the computation of loss per share. The numerator (net loss) is the same for the basic and diluted computations.

                                         Three Months Ended December 31,
                                         -------------------------------
                                            2000                 1999
                                            ----                 ----
Basic shares                             1,454,850            1,020,474
Effect of dilutive securities                   --                   --
                                         ---------            ---------
Dilutive shares                          1,454,850            1,020,474

The following table summarizes securities that were outstanding as of December 31, 2000 and 1999, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                       Three Month Period Ended December 31,
                                       -------------------------------------
                                           2000                      1999
                                           ----                      ----
Options                                  147,431                   159,724
Warrants                                 378,836                   539,340

3. SEGMENT REPORTING

The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

A summary of the Company's operations by segment follows:

                                       Three Month Period Ended December 31,
                                       -------------------------------------
Sales:                                     2000                      1999
                                           ----                      ----
Process analytical                     $1,653,426                 $ 996,508
Materials characterization                700,583                   736,646
                                        ---------                 ---------
                                       $2,354,009                $1,733,154
Income (loss) from operations:

Process analytical                      $(122,732)                  $13,021
Materials characterization               (100,657)                  (79,573)
                                        ---------                 ---------
                                        $(223,389)                 $(66,552)

4. RESTRUCTURING CHARGES

As of September 30, 2000, a balance of $10,350 remained of the original $149,288 restructuring charge established in September 1999 to cover the severance and nonrecurring charges associated with the closure of the Nametre Division's Metuchen, New Jersey, facility, and subsequent relocation to Bedford, MA. This balance of $10,350 was used for appropriate severance and insurance benefits associated with this closure during the three months ended December 31, 2000.

5. LIQUIDITY

The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers or refinance borrowings or to raise additional equity capital. The Company intends to obtain covenant amendments or waivers to cure the default. Therefore, items previously classified as long-term have been classified as current liabilities in the quarter ended December 31, 2000.

6. USE OF ESTIMATES

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

7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments and expenses on this agreement were $26,000 and $6,000 for quarter ended December 31, 2000. The balance due to Bantam Group as of December 31, 2000 is $56,075. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

8. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted the new standard for the fiscal year ending September 30, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 2.
--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 2000, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

         NET SALES in the first quarter of fiscal 2001 totaled $2,354,009, as compared to $1,733,154 in the comparable quarter of fiscal 2000, an increase of $620,855, or 36%. Included in the sales of first quarter, fiscal 2001, were $751,897 of Monitek's sales. Sales for the quarter without Monitek were $1,602,112, a decrease of 8% from the comparable quarter of fiscal 2000.

         COST OF SALES increased to $1,332,495 (57% of sales) in the first quarter of fiscal 2001, from $876,011 (51% of sales) in the same period of fiscal 2000. Included in the cost of sales of first quarter, fiscal 2001, were $388,882 of Monitek's costs. Cost of Sales for the quarter without Monitek were $943,613 (59% of sales without Monitek) an increase of nearly 8% over the comparable quarter of fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $203,721, or 26%, from $781,187 (45% of sales) to $984,908 (42% of sales). The increase was primarily the result of the inclusion of Monitek's selling, general and administrative expenses, offset by cost reductions associated with the closure and relocation of the Nametre Division's Metuchen, NJ operations. The Company's Livermore, CA operation is being closed in January 2001, and relocated to Bedford, MA. In conjunction with that closure, the company incurred $12,000 in expense in first quarter, fiscal 2001, and expects an additional $19,000 in the second quarter of fiscal 2001.

         RESEARCH AND DEVELOPMENT increased $117,487 to $259,995 (11% of sales) from $142,508 (8% of sales). This increase is primarily the result of expenses associated with new products being developed in the Process Analytical business segment and a more modest increase in product development efforts in the Materials Characterization business segment. A non-cash expenditure of $32,895 paid for by issuance of common stock and forgiveness of certain receivables accounted for 28% of the increase.

         LOSS FROM OPERATIONS as a result of the above was $223,389 in the first quarter of fiscal 2001, compared with a loss of $66,552 in the comparable period of fiscal 2000. The NET LOSS was $322,561 in the first quarter of fiscal 2001, compared to a net loss of $175,085 in the same period of fiscal 2000. Net interest expense, at $92,852 in the first quarter of fiscal 2001, was slightly lower than the net interest expense of $108,533, in the same period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         TOTAL ASSETS decreased by $418,166 (5.6%), to $7,038,917 in the first quarter of fiscal 2001, as compared to $7,457,083 at the end of fiscal 2000. Cash decreased by $200,860, primarily due to a $200,000 debt repayment to a subordinated debt holder. Accounts receivable decreased by $400,352 as a result of lower sales, compared to sales for the fourth quarter for fiscal year 2000, and increased collection activities. Inventory increased by $240,224 as a result of preparation for the move of Monitek's Livermore, CA operation to Bedford, MA, and delayed shipments in the Materials Characterization business segment. Prepaid expenses increased by $25,567 to $83,455. Equipment and fixtures decreased by $12,962, to $377,830, due to depreciation and limited capital expenditures. Other assets decreased by $69,783, from $1,866,832 to $1,797,049, due to amortization.

         TOTAL CURRENT LIABILITIES increased by $1,589,713 from $2,962,899 at the end of fiscal 2000 to $4,552,612 at the end of first quarter of fiscal 2001. Notes payable to bank remained constant at $649,938. Accounts payable increased by $183,152 from $1,358,952 to $1,542,104, largely due to the inventory expenditures noted above. Accrued expenses decreased to $540,563. The current portion of long-term debt increased by $1,517,156 to $1,820,007 from $302,851. The increase is primarily due to the inclusion of $1,700,000 of the subordinated debt due to Finova Mezzanine Capital, Inc.("Finova"), caused by the Company's failure to meet the "Cash Flow Coverage Ratio" and the "Total Funded Long Term Debt" covenants described in the Loan Agreement, offset by a $200,000 payment to Finova.

         LONG-TERM DEBT decreased by $1,733,109 from $2,136,337 at September 30, 2000 to $403,228 at December 31, 2000 due to the reclassification of Finova's subordinated debt to the current portion of long-term debt as referenced above.

         OPERATING CASH FLOWS were positive in the first quarter of fiscal 2001, amounting to $34,874 as compared to an operating cash outflow of $160,396 in the comparable quarter of fiscal 2000. Operating cash increased due to improved collections and increased accounts payable, partially offset by a net loss and increased inventories.

         Investment activity remained limited; the Company acquired equipment valued at $22,171, in the first quarter of fiscal 2001. Financing activity consisted of principal payments on long-term debt and capital leases of $215,953, which were substantial, compared to payments of $15,622 in the comparable quarter of fiscal 2000. In addition a non-cash transaction involving the expense of R&D technology valued at $32,895 was paid for by forgiveness of Accounts Receivable of $15,527 and issuance of 9,648 shares of common stock valued at $17,368.

         The net affect of these transactions was a decrease in cash of $200,860, resulting in a cash balance at the end of the first quarter of fiscal 2001 of $839,882.

         As of December 31, 2000 the Company had an outstanding order backlog for product and services of approximately $1,688,000, as compared to a backlog of $732,000 at December 31, 1999, and a backlog of approximately $1,519,000 at the end of fiscal 2000. Included in the backlog as of December 31, 2000, and the backlog at the end of fiscal 2000 are $355,000 and $405,000, respectively, of Monitek's products; no Monitek products were included in the backlog of $732,000 as of December 31, 1999. The Company believes that substantially all of the $1,688,000 backlog will be realized in fiscal 2001.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

         As of September 30, 1998, the Company was a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 23, 1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. Advances under this line cannot exceed 75% of the Company's eligible accounts receivable plus 20% of inventory, as defined. All outstanding amounts are payable on demand and advances are contingent upon maintaining certain covenants relative to cash and borrowing availability under the line of credit. As of December 31, 2000, total advances under this line of credit were $649,938, the same amount as that outstanding on September 30, 2000. As of December 31, 2000, the Company was in compliance with all covenants on this line of credit, except for the cross default provisions, as noted below.

         As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. The principle outstanding was $1,700,000 at December 31, 2000. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest must exceed certain levels. As of December 31, 2000, the Company was not in compliance with all covenants associated with this subordinated debt financing.

         As of July 1, 2000, the Company incurred additional subordinated debt of $425,655 in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the Company, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001.

OTHER COMPANY INITIATIVES

         The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the $1,700,000 subordinated debt financing from Finova, plus the subsequent financing agreement among current investors, MTDC and Finova, will provide sufficient capital to maintain stable Company operations throughout fiscal 2001, assuming that appropriate covenant revisions or waivers can be obtained from Finova and Silicon Valley Bank. The Company believes that its strategic initiatives, the recently completed Monitek acquisition, the previous Nametre restructuring and other cost savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. During the first quarter of fiscal 2001 the Company's sales revenue included $331,029 derived from sales of Metrisa GmbH, which are denominated in German marks. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on intercompany debt is shown in the Equity section of the balance sheet. The quarter ended December 31, 2000 resulted in a cumulative favorable exchange impact on intercompany debt of $7,811.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
           -----------------

           The Company was not involved in any material legal proceedings as of the date of this report.

Item 2.    CHANGES IN SECURITIES
           ---------------------

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           The Company is in default on the terms of its Loan Agreement with Finova Mezzanine Capital, Inc. dated September 30, 1998 and the related Secured Promissory Note of the same date, with a principal balance outstanding of $1,700,000. The Company failed to meet the "Cash Flow Coverage Ratio" and the "Total Funded Long Term Debt" covenants described in the Loan Agreement. The Silicon Valley Bank Agreement was in default as a result of cross default provisions.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

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


                                            Metrisa, Inc.

                                            By: /s/ John E. Wolfe
                                                ----------------------------
                                                  John E. Wolfe
                                                  President

Date:  February 14, 2001