Form 10QSB
period 2001-03-31
METRISA INC
filed 2001-05-15
CIK 812151

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-QSB

                      ------------------------------------


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-16152

                      ------------------------------------
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

                      ------------------------------------
                                 (781) 275-9660
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)
                      ------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

As of May 15, 2001, 1,458,101 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes            No  X
   -----         -----
================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Page................................................................
Table of Contents..........................................................   1

PART I.  FINANCIAL INFORMATION (*)
        Item 1.  Financial Statements
                 Balance Sheets............................................   2
                 Statements of Operations..................................   3
                 Statements of Cash Flows..................................   4
                 Notes to Financial Statements.............................   5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   9

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.........................................   13
Item 2.          Changes in Securities.....................................   13
Item 3.          Defaults upon Senior Securities...........................   13
Item 4.          Submission of Matters to a Vote of Security Holders.......   13
Item 5.          Other Information.........................................   13
Item 6.          Exhibits and Reports on Form 8-K..........................   13

SIGNATURES.................................................................   14

(*) The financial information at September 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements
--------------------------------------------------------------------------------
                                  METRISA, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                                     March 31,    September 30,
                     ASSETS                            2001           2000
                                                   ------------   ------------
Current assets:
Cash and cash equivalents                          $    749,614   $  1,040,742
Accounts receivable, less allowance for
   doubtful accounts of $117,974  at March
   31, 2001 and $130,322 at September 30, 2000        2,101,510      2,404,590
Inventories:
Raw materials                                         1,078,089        814,044
Work in process                                         296,933        668,326
Finished goods                                          359,491        213,869
                                                   ------------   ------------
                                                      1,734,513      1,696,239

Prepaid expenses                                        106,392         57,888
                                                   ------------   ------------
Total current assets                                  4,692,029      5,199,459

Equipment and fixtures, net                             345,642        390,792
Other assets, net of accumulated amortization
  of $1,062,493 and $922,926 at March 31,
  2001 and September 30, 2000, respectively           1,735,276      1,866,832
                                                   ------------   ------------

Total assets                                       $  6,772,947   $  7,457,083
                                                   ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank                                   649,938        649,938
Accounts payable                                      1,608,618      1,358,952
Accrued expenses and other                              596,386        651,158
Current portion of long-term debt                     1,810,178        302,851
                                                   ------------   ------------
Total current liabilities                             4,665,120      2,962,899

Long-term debt, less current portion                    368,366      2,136,337

Commitments

Stockholders' equity:
Common stock, $.50 par value, 4,000,000 shares
  authorized, 1,458,101 and 1,448,453 shares
  issued and outstanding at March 31, 2001
  and September 30, 2000, respectively                  729,050        724,226
Additional paid-in capital                            2,780,417      2,767,872
Accumulated deficit                                  (1,729,791)    (1,096,017)
Cumulative translation adjustment                       (40,215)       (38,234)
                                                   ------------   ------------
Total stockholders' equity                            1,739,461      2,357,847
                                                   ------------   ------------
Total liabilities and stockholders' equity         $  6,772,947   $  7,457,083
                                                   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                            March 31,                     March 31,
                                                   ---------------------------   ---------------------------
                                                       2001           2000           2001           2000
                                                   ------------   ------------   ------------   ------------
Sales:
Product sales                                      $  2,551,201   $  1,455,404   $  4,602,095   $  2,913,102
Service Sales                                           303,214        334,835        606,329        610,291
                                                   ------------   ------------   ------------   ------------

Net sales                                             2,854,415      1,790,239      5,208,424      3,523,393

Cost of sales                                         1,558,337        799,118      2,890,833      1,608,973
                                                   ------------   ------------   ------------   ------------

Gross profit                                          1,296,078        991,121      2,317,591      1,914,420

Operating expenses:
Selling, general and administrative                   1,236,045        799,060      2,220,953      1,651,212
Research and development                                268,631        163,418        528,626        301,116
                                                   ------------   ------------   ------------   ------------
                                                      1,504,676        962,478      2,749,579      1,952,328
                                                   ------------   ------------   ------------   ------------
(Loss) income from operations                          (208,598)        28,643       (431,988)       (37,908)

Other (expense) income:
   Other expense                                        (10,377)             -        (16,722)             -
Interest income                                           8,428          4,537         17,488          8,979
Interest expense                                       (100,665)       (96,380)      (202,552)      (209,356)
                                                   ------------   ------------   ------------   ------------
                                                       (102,614)       (91,843)      (201,786)      (200,377)
                                                   ------------   ------------   ------------   ------------
Loss before income taxes                               (311,212)       (63,200)      (633,774)      (238,285)

Income taxes                                                  -              -              -              -
                                                   ------------   ------------   ------------   ------------
Net loss                                           $   (311,212)  $    (63,200)  $   (633,774)  $   (238,285)
                                                   ============   ============   ============   ============
Net loss per common share-basic and diluted        $      (0.21)  $      (0.05)  $      (0.44)  $      (0.21)
Shares outstanding-basic and diluted                  1,458,101      1,230,233      1,456,458      1,124,780

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                           March 31,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Operating activities:
 Net loss                                          $   (633,774)  $   (238,285)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                         183,879        170,295
  Warrant amortization                                   25,146         24,562
  Non-cash research and development expenditure          32,895
  Reduction in reserve for Bad Debt                     (12,348)
  Changes in operating assets and liabilities,
      net of effects of purchase of subsidiaries:
   Accounts receivable                                  299,110        108,984
   Notes receivable                                           -        (39,446)
   Inventories                                          (39,364)       (16,898)
   Other current assets                                 (48,504)       (28,065)
   Accounts payable and accrued expenses                158,819       (142,566)
                                                   ------------   ------------

Net cash used in operating activities                   (34,141)      (161,419)

Investing activities:
   Additions to equipment and fixtures                  (24,308)       (16,031)
   Increase in other assets                              (8,011)        (5,881)
                                                   ------------   ------------

Net cash used in investing activities                   (32,319)       (21,912)

Financing activities:
Principal payments on long-term debt                   (212,538)      (339,425)
Principal payments on capital lease obligation          (12,031)        (8,459)
   Proceeds from sale of Common Stock                         -        277,145
   Proceeds from exercise of stock options                    -         47,895
                                                   ------------   ------------

Net cash used in financing activities                  (224,569)       (22,844)
                                                   ------------   ------------

Effect of foreign exchange rate on cash                     (99)             -

Net decrease in cash and cash equivalents              (291,128)      (206,175)

Cash and cash equivalents at beginning of period      1,040,742      1,298,984
                                                   ------------   ------------

Cash and cash equivalents at end of period         $    749,614   $  1,092,809
                                                   ============   ============
Non-cash Transactions:
   Conversion of debt into equity                                 $    225,000
   Valuation of warrant issued at debt conversion                        8,618
   Issuance of common stock and forgiveness of
   receivable for research and development
     expenditure                                   $     32,895              -

Supplemental disclosures:
Cash paid for interest expense                     $    193,321   $    184,794

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB. . Operating results for the three month and six month periods ended March 31, 2000 do not include any revenues, costs or expense associated with Monitek Technologies, Inc. or it's subsidiary, Monitek GmbH, substantially all of the assets of which were acquired by the Company effective July 1, 2000.

         Metrisa, Inc. (the "Company") is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, Monitek and Holometrix Micromet Divisions. The Company's Tytronics, Nametre and Monitek divisions constitute its process analytical business segment. The Company's Holometrix Micromet division constitutes its materials characterization business segment. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process and environmental markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-in-water and oil-on-water monitors, for the process and environmental markets. The Company's Holometrix Micromet Instruments Division designs, manufactures and markets instruments that measure thermophysical (thermal) properties and perform cure monitoring in a broad range of materials. The Company's Holometrix Micromet Testing Services Division provides contract test and engineering services to evaluate a number of temperature-related performance factors of virtually any material. The Holometrix Micromet Testing Services Division also performs mechanical and physical properties testing.

         Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek consisting of Monitek's optical and acoustic instrumentation business. Monitek is a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration, oil-in-water, and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. The operation in Livermore, CA, was largely closed and relocated to Bedford, MA, in January 2001. Monitek's operations have become part of Metrisa's process analytical business segment.

2.  LIQUIDITY

         The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. As of May 15, 2001, the Company obtained a waiver of these covenants for the quarters ending December 31, 2001 and March 31, 2001. In addition, all covenants for the quarter ending June 30, 2001 were suspended. Management plans to continue to negotiate with its lenders in order to devolop a satisfactory longer term financing plan with respect to its debt agreements. However, until such a long term financing plan is arranged, it will continue to reflect the obligations impacted by these matters as current liabilities.

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

                                                       Three Months Ended                      Six Months Ended
                                                       -------------------                     ----------------
                                                            March 31,                              March 31,
                                                            ---------                              ---------
                                                       2001               2000                2001               2000
                                                       ----               ----                ----               ----
Basic shares                                      1,458,101          1,230,233           1,456,458          1,124,780
Effect of dilutive securities                            --                 --                  --
                                              -------------      -------------       -------------       ------------
Dilutive shares                                   1,458,101          1,230,233           1,456,458          1,124,780

         The following table summarizes securities that were outstanding as of March 31, 2001 and 2000, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                                          2001                                   2000
                                                                          ----                                   ----
Options                                                                257,781                                154,431
Warrants                                                               378,836                                378,836

4.       SEGMENT REPORTING

         The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

         A summary of the Company's operations by segment follows:

                                                          Three Months Ended                 Six Months Ended
                                                          ------------------                 ----------------
                                                              March 31,                          March 31,
                                                              ---------                          ---------
                                                          2001              2000             2001              2000
                                                          ----              ----             ----              ----
Sales:
      Process analytical                             1,930,157         1,041,452        3,583,583         2,037,959
      Materials characterization                       924,258           748,787        1,624,841         1,485,434
                                                    ----------        ----------        ---------         ---------
                                                     2,854,415         1,790,239        5,208,424         3,523,393
(Loss) income from operations:
      Process analytical                             (176,043)          (28,169)        (298,776)          (15,147)
      Materials characterization                      (32,555)           56,812         (133,212)          (22,761)
                                                      --------          --------        ---------          --------
                                                     (208,598)           28,643         (431,988)          (37,908)

5.  RESTRUCTURING CHARGES

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

6.  DEBT AGREEMENTS

         On March 29, 2001, the Company entered into a new one-year Loan Agreement with Silicon Valley Bank. This loan agreement is a combined agreement with both Silicon Valley Bank and Export Import Bank ("EXIM"). The total credit line under this combined agreement is $1,250,000, and is secured by substantially all of the assets of the Company. Advances under the Silicon Valley Bank portion of this line cannot exceed 80% of the Company's eligible domestic accounts receivable, plus 20% of inventory, as defined. The maximum available under the EXIM credit line is $750,000, and advances under this line cannot exceed 90% of the Company's eligible foreign accounts receivable. Utilization of these credit lines is dependent upon the Company's qualified collateral position, and meeting certain tangible net worth covenants and other matters as deemed appropriate by the lending parties. This new combined credit facility replaces all previous arrangements with Silicon Valley Bank. As of March 31, 2001, total advances under this line of credit were $649,938, the same amount as that outstanding on September 30, 2000. As a result of the default on the Finova subordinated debt agreement (see following), the cross default provisions caused the Company to be in default with respect to this facility, restricting borrowings that utilized inventory as collateral, pending resolution of this default. As of May 15, 2001, the Company obtained covenant waivers and amendments to cure the defaults in the Finova subordinated debt agreement, and the cross default noted above.

         Further, the Company was in default on the terms of its Loan Agreement with Finova Mezzanine Capital, Inc. dated September 30, 1998 and the related Secured Promissory Note of the same date, with a principal balance outstanding of $1,700,000. The Company had failed to meet the "Cash Flow Coverage Ratio" and "Total Funded Long Term Debt" covenants described in the Loan Agreement. As of May 15, 2001, the company obtained a waiver of these covenants for the quarters ending December 31, 2000 and March 31, 2001. In addition, all covenants for the quarter ending June 30, 2001 were suspended. Management plans to continue to negotiate with its lenders in order to develop a satisfactory longer term financing plan with respect to its debt agreements.

7.  USE OF ESTIMATES

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

8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments and expenses on this agreement were $26,000 and $6,000 for quarter ended March 31, 2001. The balance due to Bantam Group as of March 31, 2001 is $36,075. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

9.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.
--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

         NET SALES in the second quarter of fiscal 2001 totaled $2,854,415, as compared to $1,790,239 in the comparable quarter of fiscal 2000, an increase of $1,064,176, or 59%. Included in the sales of second quarter, fiscal 2001, was $710,293 of Monitek's sales (which was acquired on July 1, 2000), or approximately 40% of the increase of 59%. Sales for the quarter without Monitek were $2,144,122, an increase of approximately 20% from the comparable quarter of fiscal 2000.

         COST OF SALES increased to $1,558,337 (55% of sales) in the second quarter of fiscal 2001, from $799,118 (45% of sales) in the same period of fiscal 2000. Included in the cost of sales of second quarter, fiscal 2001, was $407,278 (57% of Monitek's sales) of Monitek's costs. Cost of Sales for the quarter without Monitek were $1,151,059 (54% of sales without Monitek) an increase of approximately 9% of sales over the comparable quarter of fiscal 2000. This increase was largely due to a less favorable product mix, and decreased pricing in certain foreign markets.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $436,985, or 55%, from $799,060 (45% of sales) to $1,236,045 (43% of sales). The increase was primarily the result of the inclusion of Monitek's selling, general and administrative expenses, including those of Metrisa GmbH, offset by cost reductions associated with the closure and relocation of the Nametre Division's Metuchen, NJ operations, and Monitek's Livermore, CA operation to Bedford, MA. The Company's Livermore, CA operation closed, except for one employee, in January 2001. In addition, the Company incurred total commission expenses of $206,001 (16% of total selling, general and administrative expenses).

         RESEARCH AND DEVELOPMENT increased $105,213 to $268,631 (9% of sales) from $163,418 (9% of sales). This increase was the result of the inclusion of Monitek's research and development expenses, and increased Materials Characterization product development efforts.

         LOSS FROM OPERATIONS as a result of the above was $208,598 in the second quarter of fiscal 2001, compared with a profit from operations of $28,643 in the comparable period of fiscal 2000. The NET LOSS was $311,212 in the second quarter of fiscal 2001, compared to a net loss of $63,200 in the same period of fiscal 2000. Net interest expense, at $92,237 in the second quarter of fiscal 2001, was approximately equal to the net interest expense of $91,843 in the same period of fiscal 2000.

SIX-MONTH PERIOD ENDED MARCH 31, 2001, AS COMPARED WITH THE SIX-MONTH PERIOD ENDED MARCH 31, 2000

         NET SALES in the first half of fiscal 2001 totaled $5,208,424, as compared to $3,523,393 in the comparable period of fiscal 2000, an increase of $1,685,031, or 48%. Included in the sales of first half, fiscal 2001, was $1,462,190 of Monitek's sales, or 41% of the increase of 48%. Sales for the first half of fiscal 2001 without Monitek were $3,746,234, an increase of 6% from the comparable period of fiscal 2000.

         COST OF SALES increased to $2,890,833 (56% of sales) in the second quarter of fiscal 2001, from $1,608,973 (46% of sales) in the same period of fiscal 2000. Included in the cost of sales of first half, fiscal 2001, was $796,160 (54% of Monitek's sales) of Monitek's costs. Cost of Sales for first half without Monitek were $2,094,673 (56% of sales without Monitek) an increase of approximately 10% of sales over the comparable period of fiscal 2000. This increase was largely due to a less favorable product mix, and decreased pricing in certain foreign markets.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $569,741, or 35%, from $1,651,212 (47% of sales) to $2,220,953 (43% of sales). The increase was primarily the result of the inclusion of Monitek's selling, general and administrative expenses, including those of Metrisa GmbH, offset by cost reductions associated with the closure and relocation of the Nametre Division's Metuchen, NJ operations, and Monitek's Livermore, CA operation to Bedford, MA. The Company's Livermore, CA operation was closed, except for one employee, in January 2001. In addition, the Company incurred total commission expenses of $306,011 (14% of total selling, general and administrative expenses).

         RESEARCH AND DEVELOPMENT increased $227,510 to $528,626 (10% of sales) from $301,116 (9% of sales). This increase was the result of the inclusion of Monitek's research and development expenses, and increased Materials Characterization product development efforts.

         LOSS FROM OPERATIONS as a result of the above was $431,988 in first half of fiscal 2001, compared to a loss from operations of $37,908 in the comparable period of fiscal 2000. The NET LOSS was $633,774 in first half of fiscal 2001, compared to a net loss of $238,285 in the same period of fiscal 2000. Net interest expense, at $185,064 in first half of fiscal 2001, was slightly lower than the net interest expense of $200,377 in the same period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         TOTAL ASSETS decreased by $684,136 (9%), to $6,772,947 in the first half of fiscal 2001, as compared to $7,457,083 at the end of fiscal 2000. Cash decreased by $291,128, primarily due to a $200,000 debt repayment to a subordinated debt holder. Accounts receivable decreased by $303,080 as a result of lower sales, when compared to sales for the fourth quarter for fiscal year 2000, coupled with increased collection activities. Inventory increased by $38,274 as a result of preparation for the move of Monitek's Livermore, CA operation to Bedford, MA. Prepaid expenses increased by $48,504 to $106,392. Equipment and fixtures decreased by $45,150, to $345,642, due to depreciation and limited capital expenditures. Other assets decreased by $131,556, from $1,866,832 to $1,735,276, due to amortization.

      TOTAL CURRENT LIABILITIES increased by $1,702,221 from $2,962,899 at the end of fiscal 2000 to $4,665,120 at the end of first half of fiscal 2001. Notes payable to bank remained constant at $649,938. Accounts payable increased by $249,666 from $1,358,952 to $1,608,618, largely due to the inventory expenditures noted above, and increased commissions. The current portion of long-term debt increased by $1,507,327 to $1,810,178 from $302,851. This increase is essentially due to the inclusion of $1,700,000 of the subordinated debt due to Finova Mezzanine Capital, Inc.("Finova"), caused by the Company's previous failure to meet the "Cash Flow Coverage Ratio" and the "Total Funded Long Term Debt" covenants described in the Loan Agreement, offset by a $200,000 payment to Finova. Although the Company has obtained waivers of these covenant defaults and suspension or amendments of certain future covenants, it has continued to reflect these obligations as current liabilities until a long term financing plan is arranged.

         LONG-TERM DEBT decreased by $1,767,971 from $2,136,337 at September 30, 2000 to $368,366 at March 31, 2001 primarily due to the reclassification of subordinated debt to the current portion of long-term debt as referenced above.

         OPERATING CASH FLOWS were slightly negative, at $34,141, in the first half of fiscal 2001, compared to an operating cash outflow of $161,419 in the comparable period of fiscal 2000. Operating cash flow decreased due to an increased net loss, and a small inventory increase, offset by depreciation and amortization, decreased accounts receivable, and increased accounts payable.

         Investment activity remained limited; the Company acquired equipment valued at $24,308 in the first half of fiscal 2001. Financing activity consisted of principal payments on long-term debt and capital leases of $224,569, compared to payments of $347,884 in the comparable period of fiscal 2000. In addition a non-cash transaction involving the expense of R&D technology valued at $32,895 was paid for by forgiveness of Accounts Receivable of $15,527 and issuance of 9,648 shares of common stock valued at $17,368.

         The net affect of these transactions was a decrease in cash of $291,128, resulting in a cash balance at the end of the first half of fiscal 2001 of $749,614.

         As of March 31, 2001 the Company had an outstanding order backlog for product and services of approximately $1,383,000 as compared to a backlog of $1,179,000 at March 31, 2000, and a backlog of approximately $1,519,000 at the end of fiscal 2000. Included in the backlog as of March 31, 2001, and the backlog at the end of fiscal 2000 are $450,000 and $405,000, respectively, of Monitek's products; no Monitek products were included in the backlog of $1,179,000 as of March 31, 2000. The Company believes that substantially all of the $1,383,000 backlog will be realized in fiscal 2001.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

         On March 29, 2001, the Company entered into a new Loan Agreement with Silicon Valley Bank, with whom it has had a long-term relationship. This loan agreement is a combined agreement with both Silicon Valley Bank and Export Import Bank ("EXIM"). The total credit line available under this combined agreement is $1,250,000, and is secured by substantially all of the assets of the Company. Advances under the Silicon Valley Bank portion of this line cannot exceed 80% of the Company's eligible domestic accounts receivable, plus 20% of inventory, as defined. The maximum available under the EXIM credit line is $750,000, and advances under this line cannot exceed 90% of the Company's eligible foreign accounts receivable. Full utilization of these credit lines is dependent upon the Company's qualified collateral position, and meeting certain tangible net worth covenants. Until May 15, 2001, the use of the 20% of inventory to a maximum of $300,000 under the Silicon Valley Bank line was restricted pending resolution of the Finova Mezzanine Capital, Inc., covenant default; as of that date, the default was cured, and certain future Finova covenants were suspended or amended. This new combined credit facility replaces all previous arrangements with Silicon Valley Bank. As of March 31, 2001, total advances under this line of credit were $649,938, the same amount as that outstanding on September 30, 2000. As of March 31, 2001, the Company was in compliance with all covenants on this line of credit, except for the cross default provisions, which were waived as of May 15, 2001.

         As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. The principal outstanding was $1,700,000 at March 31, 2001. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest must exceed certain levels. As of December 31, 2000 and March 31, 2001, the Company was not in compliance with all covenants associated with this subordinated debt financing. As of May 15, 2001, these covenants were waived, and certain future covenants were suspended.

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

OTHER COMPANY INITIATIVES

         The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the $1,700,000 subordinated debt financing from Finova, plus the subsequent financing agreements among current investors, MTDC and Finova, will provide sufficient capital to maintain stable Company operations throughout fiscal 2001, assuming that appropriate future covenant amendments or waivers can be obtained from Silicon Valley Bank or Finova, if required. The Company believes that its strategic initiatives, the recently completed Monitek acquisition and relocation, the previous Nametre restructuring and other cost savings will ultimately provide stable Company operations. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. The Company's second quarter sales revenue includes $409,750 from sales of Metrisa GmbH, which are denominated in German marks. In the first half of fiscal 2001, the Metrisa GmbH's sales were $740,799, again denominated in German marks. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on intercompany debt is shown in the Equity section of the balance sheet.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company was not involved in any material legal proceedings as of the date of this report.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           The Company is in default on the terms of its Loan Agreement with Finova Mezzanine Capital, Inc. dated September 30, 1998 and the related Secured Promissory Note of the same date, with a principal balance outstanding of $1,700,000. The Company failed to meet the "Cash Flow Coverage Ratio" and "Total Funded Long Term Debt" covenants described in the Loan Agreement. The Silicon Valley Bank Agreement was in default as a result of cross default positions.

Item 4.    Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------

           The Company's Annual Meeting of Stockholders was held March 22, 2001 to consider the election of Joseph J. Caruso, Joaquim S.S. Ribeiro, Emile Sayegh, Salvatore J. Vinciguerra and John E. Wolfe as Directors. Stockholders also voted to approve the adoption of the Company's 2000 Omnibus Stock Plan, reserving 200,000 shares of the Company's common stock, $.50 par value, for issuance thereunder, and to approve the selection of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending September 30, 2001.

           The following table indicates the number of votes cast for or against, as well as the number of abstentions (there were no broker non-votes) as to each matter considered at the Company's 2001 Annual Stockholders Meeting.

                                                                     VOTES         VOTES
                        ITEMS CONSIDERED                              FOR         AGAINST      ABSTENTIONS
                        ----------------                            -------       -------      -----------
1.  Fix the number of Directors at five (5)                         969,784         ---           18,174
2.  Election of Nominated Directors                                 905,216        13,321         69,429
3.  To approve the adoption of the Company's 2000 Omnibus Stock     899,593        83,064          5,301
    Plan, reserving 200,000 shares of the Company's Common Stock,
    $.50 par value, for issuance thereunder.
4.  To approve the selection of Grant Thornton LLP as               918,069         ---           69,889
    independent auditors

Item 5.   Other Information
          -----------------
           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits
              Not applicable.

          (b) Reports on Form 8-K
              Not applicable.

SIGNATURE


         Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Metrisa, Inc.



                                      By: /s/ John E. Wolfe
                                          ----------------------------------
                                          John E. Wolfe
                                          President






Date:  May 15, 2001