Form 10QSB
period 2001-06-30
METRISA INC
filed 2001-08-14
CIK 812151

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2001

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

Yes  [X]            No  [ ]

As of August 14, 2001, 1,458,101 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes  [ ]            No  [X]

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Page................................................................
Table of Contents..........................................................   1

PART I.   FINANCIAL INFORMATION (*)
          Item 1.  Financial Statements
                   Balance Sheets..........................................   2
                   Statements of Operations................................   3
                   Statements of Cash Flows................................   4
                   Notes to Financial Statements...........................   5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  10

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings.......................................  15
Item 2.            Changes in Securities...................................  15
Item 3.            Defaults upon Senior Securities.........................  15
Item 4.            Submission of Matters to a Vote of Security Holders.....  15
Item 5.            Other Information.......................................  15
Item 6.            Exhibits and Reports on Form 8-K........................  15

SIGNATURES.................................................................  15

(*) The financial information at September 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                  METRISA, INC.
                                 BALANCE SHEETS

                                                                      June 30,      September 30,
                         ASSETS                                         2001            2000
                                                                    -----------      -----------
                                                                    (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents                                         $   854,424      $ 1,040,742
  Accounts receivable, less allowance for doubtful accounts
    of $98,083 at June 30, 2001 and $130,322 September 30, 2000       2,076,355        2,404,590
  Inventories:
    Raw materials                                                       729,863          814,044
    Work in process                                                     599,214          668,326
    Finished Goods                                                      191,753          213,869
                                                                    -----------      -----------
                                                                      1,520,830        1,696,239

  Prepaid expenses                                                      117,528           57,888
                                                                    -----------      -----------

      Total current assets                                            4,569,137        5,199,459

Equipment and fixtures, net                                             319,404          390,792
Other assets, net of accumulated amortization of $1,146,449 and
    $922,926 at June 30, 2001 and September 30, 2000, respectively    1,685,821        1,866,832
                                                                    -----------      -----------

        Total assets                                                $ 6,574,362      $ 7,457,083
                                                                    ===========      ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                 649,685          649,938
  Accounts payable                                                    1,444,513        1,358,952
  Accrued expenses and other                                            568,942          651,158
  Current portion of long-term debt                                   1,835,505          302,851
                                                                    -----------      -----------

      Total current liabilities                                       4,498,645        2,962,899
                                                                    -----------      -----------

Long-term debt, less current portion                                    336,157        2,136,337

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
    0 shares issued and outstanding at June 30, 2001 and
    September 30, 2000, respectively                                       --               --
  Common stock, $.50 par value, 4,000,000 shares authorized,
    1,457,005 and 1,448,453 shares issued and outstanding at
    June 30, 2001 and September 30, 2000, respectively                  729,050          724,226
  Additional paid-in capital                                          2,780,417        2,767,872
  Accumulated deficit                                                (1,716,986)      (1,096,017)
  Cummulative translation adjustment                                    (52,921)         (38,234)
                                                                    -----------      -----------

      Total stockholders' equity                                      1,739,560        2,357,847
                                                                    -----------      -----------

        Total liabilities and stockholders' equity                  $ 6,574,362      $ 7,457,083
                                                                    ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                   June 30,                         June 30,
                                                         ----------------------------      ----------------------------
                                                             2001            2000             2001             2000
                                                         -----------      -----------      -----------      -----------
Sales:
 Product sales                                           $ 2,385,549      $ 1,693,402      $ 6,931,922      $ 4,606,504
 Service Sales                                               250,295          259,414          912,346          869,704
                                                         -----------      -----------      -----------      -----------

Net sales                                                  2,635,844        1,952,816        7,844,268        5,476,208

Cost of sales                                              1,292,275          849,475        4,183,107        2,458,387
                                                         -----------      -----------      -----------      -----------

Gross profit                                               1,343,569        1,103,341        3,661,161        3,017,821

Operating expenses:
 Selling, general and administrative                       1,044,325          827,678        3,265,278        2,478,889
 Research and development                                    193,691          181,602          722,317          482,717
                                                         -----------      -----------      -----------      -----------

                                                           1,238,016        1,009,280        3,987,595        2,961,606
                                                         -----------      -----------      -----------      -----------

Profit/Loss from operations                                  105,553           94,061         (326,434)          56,215

Other income (expense):
 Other income (expense)                                       (2,165)         (19,514)         (18,887)         (19,514)
 Interest income                                               1,666            9,311           19,155           18,287
 Interest expense                                            (92,249)         (98,660)        (294,802)        (308,013)
                                                         -----------      -----------      -----------      -----------

                                                             (92,748)        (108,863)        (294,534)        (309,240)
                                                         -----------      -----------      -----------      -----------

Profit/Loss before income taxes                               12,805          (14,802)        (620,968)        (253,025)

Income taxes                                                    --               --               --               --
                                                         -----------      -----------      -----------      -----------

Net profit/loss                                          $    12,805      $   (14,802)     $  (620,968)     $  (253,025)
                                                         ===========      ===========      ===========      ===========

Net profit/loss per common share - basic and diluted     $      0.01      $     (0.01)     $     (0.43)     $     (0.22)

Shares outstanding - basic and diluted                     1,458,101        1,265,259        1,457,005        1,171,436

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                     June 30,
                                                          ----------------------------
                                                             2001              2000
                                                          -----------      -----------
Operating activities:
 Net loss                                                 $  (620,968)     $  (253,025)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Gain on forgiveness of debt                                                   (5,000)
  Depreciation and amortization                               289,633          282,979
  Warrant amortization                                         37,723           37,149
  Non-cash research and development expenditure                32,895
  Reduction in reserve for Bad Debt                           (32,239)
  Changes in operating assets and liabilities, net of
    effects of purchase of subsidiaries:
   Accounts receivable                                        339,073         (218,518)
   Notes receivable                                                            (39,446)
   Inventories                                                167,331          (16,909)
   Other current assets                                       (59,640)         (92,795)
   Accounts payable and accrued expenses                        3,345         (165,367)
                                                          -----------      -----------

Net cash provided by (used in) operating activities           157,153         (470,932)

Investing activities:
 Additions to equipment and fixtures                          (32,445)         (32,999)
 Increase in other assets                                     (42,512)           6,800
                                                          -----------      -----------

Net cash (used in) provided by investing activities           (74,957)         (26,199)

Financing activities:
 Increase (decrease) in bank line of credit                      (253)         161,000
 Principal payments on long-term debt                        (247,448)        (340,273)
 Principal payments on capital lease obligation               (20,078)         (12,863)
 Payment of note payable for Micromet Acquisition                --
 Proceeds from sale of Common Stock                                            277,145
 Proceeds from exercise of stock options                                        48,063
 Purchase of treasury stock                                      --               --
                                                          -----------      -----------

Net cash used in financing activities                        (267,779)         133,072
                                                          -----------      -----------

Effect of foreign exchange rate on cash                          (735)

Net decrease in cash and cash equivalents                    (186,318)        (364,059)

Cash and cash equivalents at beginning of period            1,040,742        1,298,984
                                                          -----------      -----------

Cash and cash equivalents at end of period                $   854,424      $   934,925
                                                          ===========      ===========

Non-cash Transactions:
 Conversion of debt into equity                                            $   225,000
 Valuation of warrant issued at debt conversion                                  8,618
 Issuance of common stock and forgiveness of
 receivable for research and development expenditure      $    32,895             --

Supplemental disclosures:
Cash paid for interest expense                            $   270,520      $   270,864

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB. Operating results for the three month and nine month periods ended June 30, 2000 do not include any revenues, costs or expense associated with Monitek Technologies, Inc. or its subsidiary, Monitek GmbH, substantially all of the assets of which were acquired by the Company effective July 1, 2000.

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

           Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek consisting of Monitek's optical and acoustic instrumentation business. Monitek is a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration, oil-in-water, and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. The operation in Livermore, CA, was largely closed and relocated to Bedford, MA, in January 2001, with complete closure accomplished in June 2001. Monitek's operations have become part of Metrisa's process analytical business segment.

2.  LIQUIDITY

           The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. On May 15, 2001, the Company obtained a waiver and amendment for Finova Mezzanine Capital, Inc. subordinated debt of covenants for the quarters ending December 31, 2000, March 31, 2001 and June 30, 2001. In addition, the "Cash Flow Coverage Ratio" covenant for the quarter ending September 30, 2001, was amended. As of June 30, 2001, the Company was out of compliance with an additional debt covenant with its senior lender, Silicon Valley Bank. The Company has obtained a waiver of this covenant as of August 14, 2001. Management plans to continue to negotiate with its lenders in order to develop a satisfactory longer term financing plan with respect to its debt agreements. However, until such a long term financing plan is arranged, it will continue to reflect the obligations impacted by these matters as current liabilities.

3.     NET PROFIT (LOSS) PER SHARE

           Outstanding options and warrants are included in the computation of diluted earnings per share using the treasury stock method when their effect is dilutive. For the periods presented, the exercise price of the options and warrants was greater than the average market price of the Company's common stock, hence their inclusion would be anti-dilutive and they have been appropriately excluded from the computations. Net income (loss) per share amounts for all periods have been presented. The following is a reconciliation of the denominator (number of shares) used in the computation of loss per share. The numerator (net profit (loss)) is the same for the basic and diluted computations.

                                            Three Months Ended                     Nine Months Ended
                                            -------------------                    -----------------
                                                 June 30,                              June 30,
                                                 --------                              --------
                                          2001               2000               2001               2000
                                       ---------          ---------          ---------          ---------
Basic shares                           1,458,101          1,265,259          1,457,005          1,171,436
Effect of dilutive securities               --                 --                 --                 --
                                       ---------          ---------          ---------          ---------
Dilutive shares                        1,458,101          1,265,259          1,457,005          1,171,436

           The following table summarizes securities that were outstanding as of June 30, 2001 and 2000, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                 2001                     2000
                                                 ----                     ----
Options                                       314,896                  131,411
Warrants                                      388,836                  378,836

           On May 17, 2001, the Company issued 10,000 new warrants to a secured creditor. The warrants have an exercise price of $2.00 per share and a three year vesting period. The Company also granted options to purchase 61,515 shares of the Company's stock to certain employees under the Company's 2000 Omnibus Stock Plan. The shares have an exercise price of $2.00, and a three year vesting period.

4.         SEGMENT REPORTING

           The Company operates its business in two identifiable reporting industry segments: the development and manufacture of process analytical instruments and the development and manufacture of materials characterization instruments as well as contract testing services for materials characterization.

           A summary of the Company's operations by segment follows:

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                                      June 30,                                 June 30,
                                                      --------                                 --------
                                             2001                 2000                 2001                 2000
                                          ----------           ----------           ----------           ----------
Sales:
      Process analytical                   1,890,852            1,333,169            5,474,435            3,371,128
      Materials characterization             744,992              619,647            2,369,833            2,105,080
                                          ----------           ----------           ----------           ----------
                                           2,635,844            1,952,816            7,844,268            5,476,208
Income (loss) from operations:
      Process analytical                     113,157              249,650             (185,618)             234,503
      Materials characterization              (7,604)            (155,589)            (140,816)            (178,288)
                                          ----------           ----------           ----------           ----------
                                             105,553               94,061             (326,434)              56,215

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

6.  DEBT AGREEMENTS

           On March 29, 2001, the Company entered into a new one-year Loan Agreement with Silicon Valley Bank. This loan agreement is a combined agreement with both Silicon Valley Bank and Export Import Bank ("EXIM"). The total credit line under this combined agreement is $1,250,000, and is secured by substantially all of the assets of the Company. Advances under the Silicon Valley Bank portion of this line cannot exceed 80% of the Company's eligible domestic accounts receivable, plus 20% of inventory, as defined. The maximum available under the EXIM credit line is $750,000, and advances under this line cannot exceed 90% of the Company's eligible foreign accounts receivable. Utilization of these credit lines is dependent upon the Company's qualified collateral position, and meeting certain tangible net worth covenants and other matters as deemed appropriate by the lending parties. This new combined credit facility replaces all previous arrangements with Silicon Valley Bank. As of June 30, 2001, total advances under this line of credit were $649,685. As of June 30, 2001, the Company was not in compliance with the "Tangible Net Worth" covenant of this agreement. The Company has obtained a waiver of this covenant as of August 14, 2001.

             As of June 30, 2001, the Company was in default on the terms of its Loan Agreement with Finova Mezzanine Capital, Inc. dated September 30, 1998 and the related Secured Promissory Note of the same date, with a principal balance outstanding of $1,700,000. The Company had failed to meet the "Cash Flow Coverage Ratio" and "Total Funded Long Term Debt" covenants described in the Loan Agreement. On May 15, 2001, the company obtained a waiver of these covenants for the quarters ending December 31, 2000, March 31, 2001 and June

30, 2001. In addition, the "Cash Flow Coverage Ratio" covenant for the quarter ending September 30, 2001, was amended.

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

8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company and The Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments and expenses accrued on this agreement were $12,000 and $5,200 for quarter ended June 30, 2001. The balance due to Bantam Group as of June 30, 2001 is $29,275. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

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

            In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the Company's fourth fiscal quarter of fiscal 2001. The Company believes the adoption of SAB 101 will not have a material impact on its financial position.

           On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

     o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o effective October 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time annual and quarterly goodwill amortization of approximately $300,000 and $75,000 will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

ITEM 2.
--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2001, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

           NET SALES in the third quarter of fiscal 2001 totaled $2,635,844, as compared to $1,952,816 in the comparable quarter of fiscal 2000, an increase of $683,028, or 35%. Included in the sales of third quarter, fiscal 2001, was $735,231 of Monitek's sales (which was acquired on July 1, 2000). Sales for the quarter without Monitek were $1,900,613, a decrease of approximately 3% from the comparable quarter of fiscal 2000.

           COST OF SALES increased to $1,292,275 (49% of sales) in the third quarter of fiscal 2001, from $849,475 (44% of sales) in the same period of fiscal 2000. Included in the cost of sales of third quarter, fiscal 2001, was $377,220 (51% of Monitek's sales) of Monitek's costs. Cost of sales for the quarter without Monitek were $915,055 (48% of sales without Monitek) an increase of $65,580 over the comparable quarter of fiscal 2000. This increase was largely due to a less favorable product mix, and decreased pricing in certain foreign markets. Offsetting these factors, the impact of price increases in all segments of the Company's business began to show a positive effect in the third quarter, resulting in improved gross profit.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $216,647, or 26%, from $827,678 (42% of sales) to $1,044,325 (40% of sales). The increase was primarily the result of the inclusion of Monitek's selling, general and administrative expenses, including those of Metrisa GmbH, offset by cost reductions associated with the closure and relocation of the Nametre Division's Metuchen, NJ operations, and Monitek's Livermore, CA operation, to Bedford, MA. The Company's Livermore, CA operation was substantially closed in January 2001, with final closure in June 2001. In addition, certain personnel cost reductions were initiated in the Company's third quarter; these reductions contributed lower expense/costsin this quarter.

           RESEARCH AND DEVELOPMENT increased $12,089 to $193,691 (7% of sales) from $181,602 (9% of sales). This increase was the result of the inclusion of Monitek's research and development expenses, offset by certain cost reduction and cost containment measures.

           PROFIT FROM OPERATIONS as a result of the above was $105,553 in the third quarter of fiscal 2001, compared with a profit from operations of $94,061 in the comparable period of fiscal 2000. The NET PROFIT was $12,805 in the third quarter of fiscal 2001, compared to a net loss of $14,802 in the same period of fiscal 2000. Net interest expense, at $90,583 in the third quarter of fiscal 2001, was slightly higher than the net interest expense of $89,349 in the same period of fiscal 2000.

NINE-MONTH PERIOD ENDED JUNE 30, 2001, AS COMPARED WITH THE NINE-MONTH PERIOD ENDED JUNE 30, 2000

           NET SALES in the first nine months of fiscal 2001 totaled $7,844,268, as compared to $5,476,208 in the comparable period of fiscal 2000, an increase of $2,368,060, or 43%. Included in the sales of the first nine months, fiscal 2001, was $2,197,421 of Monitek's sales, or 40% of the increase of 43%. Sales for the first nine months of fiscal 2001 without Monitek were $5,648,847, an increase of 3% from the comparable period of fiscal 2000.

           COST OF SALES increased to $4,183,107 (53% of sales) in the third quarter of fiscal 2001, from $2,458,387 (45% of sales) in the same period of fiscal 2000. Included in the cost of sales of the first nine months of fiscal 2001 was $1,173,380 (53% of Monitek's sales) of Monitek's costs. Cost of sales for the first nine months without Monitek were $3,009,727 (53% of sales without Monitek) an increase of approximately 8% of sales over the comparable period of fiscal 2000. This increase was largely due to a less favorable product mix, and decreased pricing in certain foreign markets.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $786,389, or 32%, from $2,478,889 (45% of sales) to $3,265,278 (42% of sales). The increase was primarily the result of the inclusion of Monitek's selling, general and administrative expenses, including those of Metrisa GmbH, offset by cost reductions associated with the closure and relocation of the Nametre Division's Metuchen, NJ operations, and Monitek's Livermore, CA operation to Bedford, MA. The Company's Livermore, CA operation was substantially closed in January 2001, with final closure in June 2001.

           RESEARCH AND DEVELOPMENT increased $239,600 to $722,317 (9% of sales) from $482,717 (9% of sales). This increase was the result of the inclusion of Monitek's research and development expenses, and increased Materials Characterization and Process Analytical product development efforts.

           LOSS FROM OPERATIONS as a result of the above was $326,434 in the first nine months of fiscal 2001, compared to a profit from operations of $56,215 in the comparable period of fiscal 2000. The NET LOSS was $620,968 in the first nine months of fiscal 2001, compared to a net loss of $253,025 in the same period of fiscal 2000. Net interest expense, at $275,647 in the first nine months of fiscal 2001, was 5% lower than the net interest expense of $289,726 in the same period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

           TOTAL ASSETS decreased by $882,721 (12%), to $6,574,362 in the first nine months of fiscal 2001, as compared to $7,457,083 at the end of fiscal 2000. Cash decreased by $186,318, primarily due to a $200,000 debt repayment to a subordinated debt holder, offset by certain cash increases. Accounts receivable decreased by $328,235 as a result of lower sales when compared to sales for the fourth quarter for fiscal year 2000, coupled with increased collection activities. Inventory decreased by $175,409 as a result of increased inventory control actions. Prepaid expenses increased by $59,640 to $117,528. Equipment and fixtures decreased by $71,388, to $319,404, due to depreciation and limited capital expenditures. Other assets decreased by $181,011, from $1,866,832 to $1,685,821, largely due to amortization.

       TOTAL CURRENT LIABILITIES increased by $1,535,746 from $2,962,899 at the end of fiscal 2000 to $4,498,645 during the first nine months of fiscal 2001. Notes payable to bank remained essentially the same, decreasing only $253 to $649,685. Accounts payable increased by $85,561 from $1,358,952 to $1,444,513, largely due to slower payments and increased commissions. The current portion of long-term debt increased by $1,532,654 to $1,835,505 from $302,851. This increase is essentially due to the inclusion of the balance of $1,700,000 of the subordinated debt due to Finova Mezzanine Capital, Inc.("Finova"), caused by the Company's failure to meet the

"Cash Flow Coverage Ratio" and the "Total Funded Long Term Debt" covenants described in the Loan Agreement, offset by a $200,000 payment to Finova. Although the Company has obtained waivers of these covenant defaults and suspension or amendments of certain future covenants, it has continued to reflect these obligations as current liabilities until a longer term financing plan is arranged.

           LONG-TERM DEBT decreased by $1,800,180 from $2,136,337 at September 30, 2000 to $336,157 at June 30, 2001 primarily due to the reclassification of subordinated debt to the current portion of long-term debt as referenced above.

           OPERATING CASH FLOWS were $157,153, in the first nine months of fiscal 2001, compared to a negative operating cash outflow of $470,932 in the comparable period of fiscal 2000. Operating cash flow increased mainly due to a significant reduction in accounts receivable and inventories, coupled with slightly increased depreciation and amortization, partly offset by an increased net loss.

           Investment activity remained limited; the Company acquired equipment valued at $32,445 and capitalized $42,512 of financing costs in the first nine months of fiscal 2001. Financing activity consisted of principal payments on long-term debt and capital leases of $267,779, compared to net cash generation of $133,072 due to financing activities in the comparable period of fiscal 2000. In addition, a non-cash transaction involving the expense of R&D technology valued at $32,895 was paid for by forgiveness of Accounts Receivable of $15,527 and issuance of 9,648 shares of common stock valued at $17,368.

           The net affect of these transactions was a decrease in cash of $186,318 in the first nine months of FY2001, resulting in a cash balance of $854,424 the end of the first nine months of fiscal 2001.

           As of June 30, 2001 the Company had an outstanding order backlog for product and services of approximately $1,179,000, as compared to a backlog of $1,131,000 at June 30, 2000, and a backlog of approximately $1,519,000 at the end of fiscal 2000. Included in the backlog as of June 30, 2001, and the backlog at the end of fiscal 2000 are $358,000 and $405,000, respectively, of Monitek's products; no Monitek products were included in the backlog of $1,131,000 as of June 30, 2000. The Company believes that more than 80% of the $1,473,000 backlog will be realized in fiscal 2001.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

           On March 29, 2001, the Company entered into a new Loan Agreement with Silicon Valley Bank, with whom it has had a long-term relationship. This loan agreement is a combined agreement with both Silicon Valley Bank and Export Import Bank ("EXIM"). The total credit line available under this combined agreement is $1,250,000, and is secured by substantially all of the assets of the Company. Advances under the Silicon Valley Bank portion of this line cannot exceed 80% of the Company's eligible domestic accounts receivable, plus 20% of inventory, as defined. The maximum available under the EXIM credit line is $750,000, and advances under this line cannot exceed 90% of the Company's eligible foreign accounts receivable. Full utilization of these credit lines is dependent upon the Company's qualified collateral position, and meeting certain tangible net worth covenants. The use of 20% of the Company's inventory to a maximum of $300,000 as a collateral base under the Silicon Valley Bank line, is restricted pending a long-term resolution to the Company's financing and operating plans. This new combined credit facility replaces all previous arrangements with Silicon Valley Bank. As of

June 30, 2001, total advances under this line of credit were $649,685, $253 less than amount outstanding on September 30, 2000. Additionally, as of June 30, 2001, the Company was in default of a debt covenant with Silicon Valley Bank. The Company failed to meet the "Tangible Net Worth" covenant set forth in the loan agreement dated March 29, 2001. The Company has obtained a waiver of this covenant as of August 14, 2001.

           As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. The principal outstanding was $1,700,000 at June 30, 2001. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest must exceed certain levels. As of December 31, 2000 and March 31, 2001, the Company was not in compliance with all covenants associated with this subordinated debt financing. As of May 15, 2001, these covenants were waived. As of June 30, 2001, these covenants were suspended.

           As of July 1, 2000, the Company incurred additional subordinated debt of $425,655 in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the company acquired in the Monitek acquisition, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001.

OTHER COMPANY INITIATIVES

           The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the $1,700,000 subordinated debt financing from Finova will provide sufficient capital to maintain stable Company operations throughout fiscal 2001, assuming that appropriate future covenant amendments or waivers can be obtained from Silicon Valley Bank or Finova, if required. The Company believes that its strategic initiatives, the recently completed Monitek acquisition and relocation, the previous Nametre restructuring and other cost savings will ultimately provide stable Company operations. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

           FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. The Company's third quarter sales revenue includes $351,854 from sales of Metrisa GmbH, which are denominated in German marks. In the first nine months of fiscal 2001, Metrisa GmbH's sales were $1,092,633, again denominated in German marks. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on intercompany debt is shown in the Equity section of the balance sheet.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Any forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts. Impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------
             The Company was not involved in any material legal proceedings as of the date of this report.

Item 2.      Changes in Securities
             ---------------------
             Not applicable.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
             As of June 30, 2001, the Company was out of compliance with a net worth covenant with a Silicon Valley Bank. The Company has obtained a waiver of this covenant as of August 14, 2001.

Item 4.      Submissions of Matters to a Vote of Security Holders
             ----------------------------------------------------
             Not applicable.


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



                                  Metrisa, Inc.



                                                     By: \s\ John E. Wolfe
                                                         -----------------------
                                                            John E. Wolfe
                                                            President






Date:  August 14, 200