Form 10KSB40
period 2001-09-30
METRISA INC
filed 2002-01-11
CIK 812151

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

         For the fiscal year ended September 30, 2001.

[_] Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

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

                                 (781) 275-9660
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

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such other shorter period that the Registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's consolidated revenues for its fiscal year ended September 30, 2001 were $6,966,434. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the average of the bid and ask prices for such stock on December 3, 2001 was approximately $918,603. As of December 1, 2001, 1,458,101, shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format  Yes  [_]  No [X]
================================================================================

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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF METRISA, INC.

Metrisa, Inc. (the "Company") is a product development, manufacturing, marketing and distribution company which specializes in providing technical instrumentation for measuring the properties of a wide variety of liquids and gases for process analytical applications. The Company operates its business through the Tytronics, Nametre and Monitek divisions. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications in worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process and environmental markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-in-water and oil-on-water monitors, for the process and environmental markets.

On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its materials characterization business segment operated through the Holometrix Micromet Division, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, relating to materials properties testing, to a new entity created to operate the purchased assets, NETZSCH Instruments, Inc. ("NETZSCH"). The Purchased Assets, with an agreed net asset value of approximately $800,000, consisting of assets with a book value of approximately $1,200,000, reduced by liabilities assumed by NETZSCH of approximately $400,000, were acquired by NETZSCH for aggregate consideration, determined by arms-length negotiation, of (i) approximately $2,025,000, the net present value of which is approximately $1,895,000, consisting of a cash payment in the amount of $500,000 and the issuance of a promissory note, without interest, in the amount of $1,525,000 discounted at the prevailing prime rate plus 1.5% to a carrying value of $1,395,187, and (ii) an indeterminate additional amount equal to 30% of the net income of NETZSCH before interest, taxes and depreciation for each of the NETZSCH's five fiscal years following the closing. The note receivable is collateralized by substantially all assets of NETZSCH.

Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek relating to Monitek's optical and acoustic instrumentation business. Monitek was a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration, oil-in-water and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

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

THE COMPANY'S STRATEGY

In order to expand its market presence and increase revenue, the Company is exploring and implementing a variety of strategies, falling into four primary categories:

1) ENHANCED MARKETING AND SALES EFFORTS. The Company is investing additional resources, including new personnel, to expand its worldwide marketing and selling effectiveness. Specific examples include improved sales and marketing materials, broader trade show and symposium participation, and expanded geographic coverage.

2) PRODUCT DEVELOPMENT. The Company is continuing to invest in the development of new products, and in upgrading its existing products to have more competitive features, be easier to manufacture, and have improved margins.

3) CORPORATE SYNERGY. The Company's Tytronics, Nametre and Monitek Divisions serve many common markets and customers, including the chemical, petrochemical, refining, polymer, paints and coatings, and water markets resulting in complementary marketing and distribution opportunities.

4) STRATEGIC RELATIONSHIPS. The Company continues to seek strategic relationships and licensing, investment and acquisition opportunities with companies having complementary product lines to those of the Company.

BUSINESS OF PROCESS ANALYTICAL'S TYTRONICS DIVISION

The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications in worldwide process and environmental markets. These devices measure concentrations of specific chemicals and are used in both process control and environmental monitoring. Examples are the measurement of acid and iron in steel pickling lines, the measurement of caustic concentration in gas scrubbers, the measurement of aluminum and iron in potable water treatment and the measurement of ammonia and nitrate in waste water treatment. Using the detection technologies of ion selective electrodes (ionic strength), titration (neutralization reaction), colorimetry (color change or color intensity differentiation) and spectrophotometry (absorbance changes measured in the ultraviolet, visible or very near infrared regions), the Tytronics Division focuses on providing simple, reliable and cost-effective analytical instrumentation to its markets worldwide.

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

  Ion Selective Electrode (ISE) Analyzers (FPA 200)
  -------------------------------------------------
  The FPA 200 Series delivers reliable measurements of selective ions. Ion selective electrodes, which are the sensing technology employed, are measurement devices sensitive to the presence of a particular ion. The FPA series of analyzers employ a patented sampling method that uses a reaction cell and a siphon method to capture the sample, thus reducing complexity.

  Titrators (FPA 300 and FPA 400)
  -------------------------------
  The FPA 300 series delivers reliable on-line titration. The FPA 300 series titrates using a variety of electrodes, which sense the maximum rate of microvoltage change in a particular chemical reaction. The FPA 400 series adds the capacity to titrate to a color endpoint, sensing maximum rate of change of color in a chemical solution. The colorimetric endpoint (maximum color change) is sensed with light which is carried from and returned to the source/detector by fiber optics. Colorimetric titration offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

  Colorimeters (FPA 800)
  ----------------------
  The FPA 800 series delivers reliable on-line colorimetric analysis. These analyzers are configured to make precise reagent additions that, in combination with the chemical being measured, develop a characteristic color. The color is developed by reaction following well-established techniques. Direct colorimetry offers on-line analytical capability at trace levels in applications such as monitoring plant effluent and municipal water, and environmental analysis in general.

  Spectrophotometers (FPA 1000 and FPA 1100)
  ------------------------------------------
  The FPA 1000 and 1100 series delivers reliable on-line photometric (light source) analysis, offering on-line analytical capability at both trace and higher levels. These spectrophotometers are applicable to both process and environmental applications, and use well-established spectrophotometric techniques of analysis. Tytronics'(R) Sentinel The Tytronics'(R) Sentinel series delivers simple, reliable and cost-effective on-line ISE, titrimetric and colorimetric analysis, directed at the potable and wastewater markets, and process markets. Ion selective electrodes measure the concentration of a particular ion. Titrators measure chemical concentration through a neutralization reaction. Colorimetric analyzers are configured to make precision reagent additions to develop a characteristic color. In addition, the Tytronics'(R) Sentinel also employees a patented sampling method that uses a reaction cell and a siphon method to capture sample, thus reducing complexity. The Tytronics'(R) Sentinel offers multi-streaming; analyzers can be expanded to analyze up to 6 separate sample streams.

TYTRONICS DIVISION'S MARKETS

The Company's Tytronics Division's chemical analyzers are primarily sold to the chemical/petrochemical/refinery and water treatment markets. Within the chemical/petrochemical/refining markets, the Division's instruments are used for both process control and effluent monitoring. In the water treatment market, the Tytronics Division's products are used for the control and monitoring of both potable water and wastewater treatment. Some of the Division's instruments are also sold to the food, beverage and textile industries. Management believes (based on a market study entitled Process Analyzer Market, 1999-2004, by PAI Partners, Leonia, New Jersey, and Walton Associates, Menlo Park, CA, March 2000) that current markets for all process analyzers, including chemical analyzers, total more than 1.5 billion dollars annually.

BUSINESS OF PROCESS ANALYTICAL'S NAMETRE DIVISION

The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers used to measure the viscosity (thickness and density) and viscoelasticity (pliability) of a wide range of material and are sold into the polymer manufacturing, petrochemical, food, paints and coatings and pulp and paper markets.

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

  300/410/610 Viscoliner(R)
  -------------------------
  The Viscoliner(R) model 300 is also an on-line analyzer. It is similar to the model 1810 in its concept of operation; however, it is configured primarily for paint, ink and coatings applications. The Viscoliner(R) model 410 is an on-line viscosity analyzer for paints, inks and coatings, but with significantly enhanced electronics, and largely replaces the model 300; it is suitable for moderate temperatures and pressures. The Viscoliner(R) model 610 is another on-line viscosity analyzer, designed for mid-range temperatures and pressures, higher than those of the model 410. To some degree, it could replace the model 1810 analyzer in certain applications.

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

  Optical Flow Cells
  ------------------
  Monitek's optical flow cells are flange-mounted devices inserted directly in a process stream, providing an optical path that provides measurements across that process stream. Turbidity and suspended solids measurements are accomplished through a ratioed forward-scatter technique in which both scattered light and a direct-beam light are transmitted through the sample to be measured, with the ratio of the two resultant signals calculated. This technique is insensitive to color changes and provides linearity over a specified range, along with higher sensitivity. Color and concentration measurements are accomplished through absorbance techniques, measurement of the light absorbed at a particular wavelength, after passing through a process sample. The optical flow cell is coupled with an electronic transmitter for operation, control and calibration. The electronic transmitter also provides a display and analog and digital outputs.

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

TYTRONICS, NAMETRE AND MONITEK'S PROCESS ANALYTICAL DISTRIBUTION

The Tytronics, Nametre and Monitek Divisions market their products in the U.S. and internationally through the combination of direct sales force and a network of independent manufacturer's representatives and distributors. The Divisions actively advertise their products in appropriate industry journals, attend various U.S. and international trade shows and maintain a home page on the World Wide Web to promote their products and services. Product visibility is also maintained through active participation in regional, national and international trade organizations, including the Instrument Society of America.

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

THE COMPANY'S CUSTOMERS FROM CONTINUING OPERATIONS

During fiscal 2001, the Company had total revenues of approximately $6,966,434, compared to $5,870,432 in fiscal 2000. One customer accounted for approximately 8% and 9% of sales in fiscal 2001 and 2000, respectively.

THE COMPANY'S BACKLOG

As of September 30, 2001, the Company's backlog for products and services totaled $1,338,000, as compared to $1,519,000 in backlog as of September 30, 2000 (including backlog from the Company's former Holometrix-Micromet Division). Also, included in the September 30, 2000 backlog is $405,000 of backlog associated with the Monitek division, acquired effective July 1, 2000. Virtually all backlog at September 30, 2001 is expected to be delivered before September 30, 2002.

THE COMPANY'S COMPETITION

The Company's competitive advantage lies in its ability to develop and produce a broad spectrum of products in several different market niches. Competitive factors include product performance, quality and reliability, price, ease of use, marketing capability, distribution, service and support, and name recognition. Competition is intense. In the Company's Process Analytical business segment, the Tytronics Division's chemical process analyzer products experience direct competition with Applicon Instruments BV, FPM Analytics, Inc., Ionics, Inc., Polymetron, Seres, and others. Tytronics Division's potable water and waste water analyzers experience direct competition from ABB Kent-Taylor Ltd., Aztec, Bran & Luebbe Inc., Dr. Bruno Lange GmbH, Hach Company, pHox, Polymetron, Skalar Inc., Seres, and others. The Company's Nametre Division's viscosity products compete with Brookfield, Cambridge Applied Systems, Dynatrol, Hydramation, Micromotion, Norcross, Solatron, Sofraser, and others. The Company's Monitek Division competes with Hach Company, Great Lakes Instruments, NuSonics, Optek GmbH, Wedgewood, and others.

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

RESEARCH AND DEVELOPMENT

The Company expended $667,960 and $411,055 on research and development or 10% and 7% of sales, in fiscal 2001 and 2000, respectively. The Company expects that in fiscal 2002 its research and development expenditures will be approximately 7% of sales.

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

EMPLOYEES

As of September 30, 2001, the Company had 39 full-time equivalent employees, including 30 full-time employees, 4 part-time employees, and 8 contract employees, 3 of whom were part-time. As of September 30, 2000, including Employees of the Company's former Holometrix-Micromet Division, the Company had 57 full-time equivalent employees, including 50 full-time employees, 8 part-time employees, and 6 contract employees, 2 of whom were part-time. Most of the Company's employees are highly skilled and the Company's continued success will depend, in part, upon its ability to attract and retain such skilled employees. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies approximately 15,200 square feet of production, research and development, engineering, administrative and service facilities at 25 Wiggins Avenue in Bedford, Massachusetts. The Company occupies this facility under a lease that expires September 30, 2002. The Company's rental expense for this property in fiscal 2001 was approximately $170,505. The Company expects to continue leasing of this property, and is currently subleasing approximately 60% of this property to NETZSCH, the acquirer of Holometrix Micromet, on a month-to-month basis.

Previously, Metrisa also leased approximately 3,000 square feet of manufacturing space in Livermore, California on a month-to-month basis. The Company relinquished the rental of this property in June of 2001. The Company's rental expense for this property was approximately $22,608 in fiscal 2001. Metrisa GmbH leases approximately 6,000 square feet of office and manufacturing space in Dusseldorf, Germany, on a month-to-month basis. The rent expense for this location during fiscal 2001 was $68,307. The Company expects to continue renting this property.

The Company's total rental expense for all of the above properties in fiscal 2001 was approximately $261,420.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 2001 fiscal year.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         The Company's Common Stock is not quoted in the over-the-counter market. There currently does not exist an active trading market for the Company's securities. The following table sets forth the range of high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau of New Jersey.

Fiscal Year 2001                                        Low             High
----------------                                        ---             ----
First Quarter Ended December 31, 2000                 $0.6875         $1.5000
Second Quarter Ended March 31, 2001                    0.6250          0.6875
Third Quarter Ended June 30, 2001                      0.2500          0.6250
Fourth Quarter Ended September 30, 2001                0.2500          0.3000


Fiscal Year 2000                                        Low             High
----------------                                        ---             ----
First Quarter Ended December 31, 1999                 $0.6250         $1.1563
Second Quarter Ended March 31, 2000                    0.6250          1.0000
Third Quarter Ended June 30, 2000                      1.0000          3.0000
Fourth Quarter Ended September 30, 2000                1.5000          2.0000


--------------------

         These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There were 333 holders of record of the Company's outstanding capital stock as of December 1, 2001.

         Since its organization, the Company has not paid any cash dividends on its capital stock. The Board of Directors does not contemplate declaring any dividends in the near future. Any declarations of dividends will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, its financial condition and working capital needs, any agreements restricting the payment of dividends, and other factors. Certain agreements with the Company's financing sources include covenants that currently restrict the Company from paying any cash dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA:
STATEMENT OF INCOME DATA-CONTINUING OPERATIONS                      2001            2000
                                                                --------------  --------------
Net sales                                                         $6,966,434       $5,870,432
Net (loss) income                                                  ($773,543)        $401,205
Net (loss) income per Common share-basic and diluted                  ($0.53)           $0.32
Weighted average Common shares outstanding - basic and diluted     1,457,308        1,234,879

STATEMENT OF INCOME DATA- DISCONTINUED SEGMENT AND DISPOSAL
Net sales                                                         $3,002,958       $2,687,734
Net (loss) - including gain on disposal                             ($41,189)       ($649,460)
Net (loss) per Common share-basic and diluted                         ($0.03)          ($0.53)
Weighted average Common shares outstanding - basic and diluted     1,457,308        1,234,879

CONSOLIDATED BALANCE SHEET DATA
Working capital                                                    $ 967,892       $2,236,560
Total assets                                                      $6,530,663       $7,457,083
Long-term obligations, excluding current portion                  $1,347,011       $2,136,337
Stockholders' Equity                                              $1,573,097       $2,357,847

OVERVIEW

On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its materials characterization business segment operated through the Company's Holometrix Micromet Division, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, relating to materials properties testing, to a new entity created to operate the purchased assets, NETZSCH Instruments, Inc. ("NETZSCH"). The Purchased Assets, with an agreed net asset value of approximately $800,000, consisting of assets with a book value of approximately $1,200,000, reduced by liabilities assumed by NETZSCH of approximately $400,000, were acquired by NETZSCH for aggregate consideration, determined by arms-length negotiation, of (i) approximately $2,025,000, the net present value of which is approximately $1,895,000, consisting of a cash payment in the amount of $500,000 and the issuance of a promissory note, without interest, in the amount of $1,525,000 discounted at the prevailing prime rate plus 1.5% to a carrying value of $1,395,187, and (ii) an indeterminate additional amount equal to 30% of the net income of NETZSCH before interest, taxes and depreciation for each of the NETZSCH's five fiscal years following the closing. The note receivable is collateralized by substantially all instruments of NETZSCH. The Results of Operations for fiscal 2000 has been restated to exclude results of the Holometrix Micromet Division.

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

Monitek is a manufacturer and marketer of liquid analysis products for the chemical, petrochemical, refining, beverage and water markets, with operations in Bedford, MA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

RESULTS OF CONTINUING OPERATIONS
--------------------------------
Fiscal Year Ended September 30, 2001 as compared to Fiscal Year Ended September
-------------------------------------------------------------------------------
30, 2000
--------
Net sales for fiscal 2001 totaled $6,966,434, as compared to $5,870,432 in the comparable period of 2000, an increase of $1,096,002. This increase of approximately 19% is primarily due to the inclusion of Monitek's sales for a full fiscal year.

Cost of sales increased by $1,036,261 or 39% from $2,632,263 (45% of sales) to $3,668,524 (53% of sales) in the same period of fiscal 2000. This percentage increase of 8% was a result of inclusion of Monitek's higher cost products, reduced pricing in selected markets, and some increased material costs.

Selling, general and administrative expenses increased by $941,699, or 42%, from $2,218,286 (38% of sales) to $3,159,985 (45% of sales). This increase is primarily due to the inclusion of Monitek's selling, general and administrative expenses for a full fiscal year, including those of Metrisa GmbH, which alone increased by $754,241, constituting the bulk of the increase.

Research and development increased by $256,905, or 62%, from $411,055 (7% of sales) to $667,960 (10% of sales), as the result of increased product development effort, primarily for Monitek's products, and the inclusion of Monitek's research and development expenses for a full fiscal year.

Loss from operations was $530,035 for fiscal 2001, compared to income from operations of $608,828 in fiscal 2000. This loss was primarily the result of losses associated with the Company's Process Analytical operations in Germany, increased cost of sales in selected areas, and significantly increased Process Analytical research and development expenses, worldwide.

Net loss for continuing operations was $774,543 for fiscal 2001, compared to net income of $401,205 in fiscal 2000, as a result of the matters discussed above.

Net loss for the Company was $815,732, compared to a net loss of $248,255 in fiscal 2000. Included in this net loss is a loss from discontinued operations of $322,575, and a gain on the disposal of the Materials Characterization business segment of $281,386. Included in the net loss for fiscal 2000 was a loss from discontinued operations of $649,460.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 30, 2001 decreased to $6,530,663 from $7,457,083 at September 30, 2000, a decrease of $926,420 or 12%. This decrease in assets was primarily caused by the sale of the assets of the Materials Characterization business segment. Cash increased by $159,714 as the result of the inclusion of a $500,000 initial payment from the sale of the Materials Characterization business segment, offset by $274,051 of debt repayments and other cash decreases of $66,235, primarily due to the Company's net loss. Accounts receivable decreased by $1,124,569, largely as a result of the elimination of the accounts receivable associated with the Materials Characterization business segment and improved collections. Inventory decreased by $441,344, largely due to the elimination of the inventory associated with the Materials Characterization business segment. Other assets decreased by $717,645, due to amortization and the elimination of other assets associated with the Materials Characterization business segment.

Total current liabilities at September 30, 2001 increased to $3,610,555 from $2,962,899 on September 30, 2000, an increase of $647,656 or 22%. This increase in liabilities was primarily due to an increase in current subordinated debt, and accrued expenses associated with the sale of the Materials Characterization business segment, offset by reduced accounts payable. The current portion of long term debt increased by $578,120, due largely to the inclusion of an additional $500,000 of subordinated debt repayments required by a lender as part of the disposal of the Materials Characterization business segment. Revolving Line of Credit remained approximately the same at $649,181. Accounts payable decreased by $186,341, primarily due to the elimination of accounts payable associated with the Materials Characterization business segment. Accrued expenses increased by $256,634, due to the inclusion of accrued expenses associated with the sale of the Materials Characterization business segment.

Accrued long-term liabilities increased by $90,000 to reflect certain long term accrued expenses associated with the disposal of the Materials Characterization business segment. Long-term debt decreased by $879,326, primarily due to the accelerated repayment of certain subordinated debt, noted above.

Operating cash flows in fiscal 2001 were positive, amounting to $121,274, compared to operating cash flows of $325,023 in fiscal 2000. Operating cash flow equaled the sum of a net loss of $815,732 plus depreciation, amortization and a non-cash research and development expenditure of $486,746, plus changes in working capital of $750,542, offset by reconciliation of $300,282, primarily due to the gain on the disposal of the Materials Characterization business segment.

The Company funded increases in equipment and fixtures of $51,233 in fiscal 2001, primarily for computer equipment and certain test instrumentation. Other assets decreased by $41,511. The Company also had proceeds from the sale of the Materials Characterization business segment, net of cash paid expenses, of $432,469. The net cash provided by investing activities was $339,725.

The Company line of credit remained essentially the same, decreasing by only $757. The Company made principal payments on long-term debt of $274,051, the majority of which was to the Company's senior subordinated lender. The Company also made principal payments on its capital lease for certain computer equipment of $27,155. As a result of the above, net cash used in financing activities was $301,963.

Notes Payable Line of Credit, Subordinated Debt Loans
-----------------------------------------------------
As of September 30, 1998, the Company became a party to a Silicon Valley Bank combined line of credit and term loan of $1,750,000 secured by substantially all of the assets of the Company. As of September 23, 1999, this line was decreased to $1,250,000 through repayment and retirement of the $500,000 term loan. As of September 23, 2000, this line of credit was extended under substantially the same terms. As of March 29, 2001, this line was modified to be a receivables-based revolving line of credit with an Export-Import Bank lending capability, because of the Company's substantial foreign business. Advances under this line are limited to 80% of the Company's eligible domestic accounts receivable and 90% of the Company's eligible foreign accounts receivable, up to $1,250,000. All outstanding amounts are payable on demand and advances are contingent upon maintaining a covenant relative to tangible net worth. As of September 30, 2001, total advances under this line of credit were $649,181, compared to total advances under the previous line of credit of $649,938 as of September 30, 2000. As of September 30, 2001, the Company was in compliance with all covenants on this line of credit.

Effective December 31, 2001, the Company further modified this receivables-based line of credit with Silicon Valley Bank. The size of the line of credit was reduced from $1,250,000 to $850,000, (advances for eligible foreign receivables capped at $600,000). Covenants were reduced effective November 30, 2001, continuing through expiration. Interest charged increased by 0.5%. Although effective December 31, 2001, this amendment was signed January 11, 2002. The Company believes that this modified line of credit will be adequate for future needs.

As of September 29, 1998, the Company became a party to a $2,000,000 subordinated debt financing agreement with Finova secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest and current debt payments must exceed certain levels. An additional $500,000 of subordinated debt repayment was required in conjunction with the disposal of the Materials Characterization business segment. As of September 30, 2001, all covenants associated with this subordinated debt financing were waived for both September 30, 2001 and December 31, 2001. In addition, these covenant requirements for quarters ended March 31, 2002 and June 30, 2002 have been modified.

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

Other Company Initiatives
-------------------------
The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, the remaining funds from the $2,000,000 subordinated debt financing from Finova, modified as noted below, will provide sufficient capital to maintain stable Company operations throughout fiscal 2002. The Company believes that its strategic initiatives, the Monitek acquisition, the completed sale of the Holometrix Micromet Division, the current re-structuring of Metrisa GmbH (noted as a subsequent event), and other costs savings, will provide stable Company operations for the foreseeable future. Regardless, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such cost reductions or that strategic relationships will materialize, or that additional funding, if required, can be obtained on acceptable terms.

Effective December 31, 2001, the Company further modified its receivables based line of credit with its senior lender, Silicon Valley Bank. The size of the line of credit was reduced from $1,250,000 to $850,000, (advances for eligible foreign receivables capped at $600,000). Covenants were reduced effective November 30, 2001, continuing through expiration. Interest charged increased by 0.5%. Although effective December 31, 2001, this amendment was signed January 11, 2002. The Company believes that this modified line of credit will be adequate for future needs.

In addition, it must be noted that the Company's ability to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. On May 15, 2001, the Company obtained a waiver and amendment for Finova Mezzanine Capital, Inc. subordinated debt of covenants for the quarters ending December 31, 2000, March 31, 2001 and June 30, 2001. Finova has further waived these covenants as of September 30, 2001 and for the quarter ended December 31, 2001. In addition, these covenant requirements for quarters ended March 31, 2002 and June 30, 2002 have been modified. The Company has also modified its receivables-based line of credit with its senior lender, as described above. Management plans to continue to negotiate with its lenders in order to develop a satisfactory longer term financing plan with respect to its debt agreements.

New Accounting Pronouncements
-----------------------------
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time annual and quarterly goodwill amortization of approximately $72,000 and $18,000 will no longer be recognized. By September 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS No. 144 on the financial statements.

DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. During fiscal 2001 the Company's sales revenue included $1,464,834 derived from sales of Metrisa GmbH, which are denominated in German marks. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars.

SUBSEQUENT EVENT

The Company announced in the first quarter of fiscal 2002 that it plans to move the majority of the production done at its German location to the Company's Bedford facility during the second quarter of fiscal 2002. There will be a small reduction in staff in Germany as a result of this move. The remaining staff at Metrisa GmbH will perform sales, customer support services and research and development going forward. The Company expects to record a restructuring charge of approximately $100,000 in the first quarter of fiscal 2002 to cover these related expenses.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's consolidated financial statements and the related auditors' report are presented on pages F-1 through 20. The financial statements filed in this
Item 7 are as follows:

Item                                                                    Page

Reports of Independent Accountants                                      F1

Balance Sheets - September 30, 2001 and 2000                            F2

Statements of Operations for the years ended
September 30, 2001 and 2000                                             F3

Statements of Stockholders' Equity for the years ended
September 30, 2001 and 2000                                             F3

Statements of Cash Flows for the years ended
September 30, 2001 and 2000                                             F5

Notes to Financial Statements                                           F6 - F19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------
The following is a list of the directors and executive officers of the Company as of December 1, 2001:

Name                          Age        Position
--------------------------------------------------------------------------------
John E. Wolfe                 63         President, Treasurer, CFO and Director
Joseph J. Caruso              58         Director
John V. Atanasoff             66         Director
Joaquim S. S. Ribeiro         65         Director
Salvatore J. Vinciguerra      63         Director
Emile A. Sayegh               47         Vice President and Director
Eric F. Mooney                70         Vice President

        Each director is elected to hold office until the next annual meeting of stockholders, and until his successor is elected and duly qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

        Mr. Wolfe joined the Company as a Director in November 1994 and was elected President and Treasurer of the Company in February 1995. From 1987 to May 1998, Mr. Wolfe was also President and Chief Executive Officer and a Director of Tytronics Incorporated, the Company's former parent company. Previously, Mr. Wolfe was employed by EG&G's (now Perkin Elmer's) Fluid Components Technology Group, serving as Senior Vice President, Western Hemisphere Operations, and Vice President and General Manager, Engineered Products Division. Mr. Wolfe is also a Director of Colorado MEDtech, in Boulder, Colorado, a publicly held medical products company. He is a member of the Board of Trustees of Bryant College in Smithfield, Rhode Island, and was Chairman of that Board from 1995 to 1999. Mr. Wolfe is also a member of the Board of Directors of Jobs For The Future. Mr. Wolfe holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute, an S.M., as a Sloan Fellow, from the Massachusetts Institute of Technology, and he has completed the Advanced Management Program at the Harvard Business School.

        Mr. Atanasoff joined the Company as a Director in 2001. From June 1993 to June 2000, Mr. Atanasoff was Chairman of the Board, President and CEO of Colorado MEDtech, Inc., a publicly traded medical products company located in Boulder, Colorado. He retired from those positions in June 2000, continuing as a Director until November 2001. Previously, Mr. Atanasoff served as Chief Executive Officer of Cybernetics Products, Inc., a publicly traded company that develops and manufactures computer controlled equipment for the electronics industry and computer graphic scanners and cameras for the motion picture and audio visual markets. For more than five years prior to 1989, Mr. Atanasoff held various senior management positions with the Fluid Technology Group of EG&G, Inc. and Textron Systems (formerly AVCO Systems). Mr. Atanasoff received his BS in Mechanical Engineering from Iowa State University, his M.S. in Mechanical Engineering from the University of Rochester; he also completed the Senior Executive Program at the Sloan School of Management at Massachusetts Institute of Technology.

        Mr. Caruso joined the Company as a Director in 1994, and was engaged by the Company as Acting President from June 1993 until January 1995. Mr. Caruso is also President of The Bantam Group, Inc. ("Bantam"), a business advisory organization founded in 1986. He has more than twenty years of general management, marketing, and financial experience in several high technology companies, including marketing, manufacturing, and financial roles at Teradyne, Inc., a manufacturer of automatic test systems, corporate planning at Autex, Inc., a provider of block trading information for brokers and institutions, and President and CEO of Cyborg Corporation, a supplier of laboratory and factory automation systems. In recent years, he has served as interim CEO for companies in need of strategic change and has served as personal advisor to numerous company presidents. Mr. Caruso is presently a member of the board of directors of Micro E Systems, Twisted Systems, and TimeBlaster. Mr. Caruso holds a B.S. in Electrical Engineering from Northeastern University and a Master of Business Administration degree from the Harvard Business School.

        Mr. Ribeiro joined the Company as a Director in 1994, and since January 2000 he has been employed as the Director of Finance and Administration of the Northfield Mount Hermon School. From 1993 through 1999 Mr. Ribeiro was a self-employed management consultant. During 1992 and 1993, he served as vice-chairman of Multibank

Financial Corp., a public bank holding company now part of BankBoston, and also as director and interim president of HMO Central Massachusetts Health Care, now part of Healthsource/Cygna Healthcare. From 1989 to 1992, he served as general manager of the law firm of Bowditch & Dewey, LLP. Mr. Ribeiro holds a B.S. in Aeromechanics from Worcester Polytechnic Institute and an M.B.A. in Economics and Finance from Clark University.

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

        Mr. Vinciguerra has been a Director of the Company since February of 1995. He has been President and Chief Executive Officer of Goddard Industries, Inc. since October of 1998. Prior to that he was President of FerroFluidics Corporation from 1995 until 1998, and its Chief Executive Officer and a Director from 1996 until 1998. From 1991 until 1994, Mr. Vinciguerra was President and Chief Executive Officer of Staveley, Inc., the U. S. operating arm of Staveley Industries, plc. From 1985 until 1989, he served as President and Chief Operating Officer of Instron Corporation, which he initially had joined in 1969. Mr. Vinciguerra is also a member of the Board of Directors of FSC Corporation (formerly Carr Separations, Inc.), Photran Corporation (formerly Saphikon Corporation), the Japan Society of Boston, and the Collaborative Laboratory Charter School in Boston, Mass. Mr. Vinciguerra holds a B.S. in Engineering from Princeton University and a Master of Business Administration degree from the Harvard Business School.

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

        All requirements under Section 16(a) of the Exchange Act for officers and directors of the Company and beneficial owners of more than 10% of any class of the Company's equity securities have been met for the fiscal year ended September 30, 2001. The information set forth above is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons.

DIRECTORS' COMPENSATION

        The Company does not pay directors for their Board or committee services; however, non-employee directors of the Company are paid $750 per meeting attended in lieu of reimbursement for reasonable expenses of attending Board meetings. In addition, non-employee directors have, in the past, been granted options to purchase shares of the Company's Common Stock. During the fiscal year ended September 30, 2001, John Atanasoff was granted an option to purchase 4,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. Such options are fully vested and are exercisable for ten years from the date of grant.

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

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2001 and September 30, 2000, of those persons who were (i) the Company's Chief Executive Officer during the fiscal year ended September 30, 2001, and (ii) other executive officers of the Company as of September 30, 2001, who received total cash and bonus compensation in excess of $100,000 (the "Named Officers") during fiscal year 2001.

                             EXECUTIVE COMPENSATION
                             ----------------------

                                                                                       Securities
       Name and                                               Other       Restricted  Underlying All         Other
       --------                    Salary      BONUS      Compensation       Stock     Options/SARs       Compensation
  Principal Position      Year      ($)         ($)            ($)           Award         (#)                 ($)
  ------------------      ----      ---         ---            ---           -----         ---                 ---
John E. Wolfe             2001    148,477       n/a            n/a            n/a         50,000(1)            n/a
President, CEO

Eric F. Mooney            2001     76,450       n/a          24,939           n/a          5,000(1)            n/a
Vice President

Emile A. Sayegh           2001    131,205       n/a            n/a            n/a         25,000(1)            n/a
Vice President

John E. Wolfe             2000    148,888       8,000          n/a            n/a            n/a               n/a
President, Treasurer &
CFO

Eric F. Mooney            2000     82,197      34,093          n/a            n/a            n/a               n/a
Vice President

Emile A. Sayegh           2000    105,245      10,000          n/a            n/a            n/a               n/a
Vice President

John E. Wolfe             1999    126,000       6,800          n/a            n/a            100(1)            n/a
President, Treasurer
& CFO

Emile A. Sayegh           1999     90,825         500          n/a            n/a          2,132(1)            n/a
Vice President

--------------------
 (1)Represents the grant of options to purchase shares of the Company's common stock which vest over a period of four years from the date of grant.

The following table set forth option grants to the Named Officers in the compensation table during the Company's fiscal year ended September 30, 2001:

                                                                      Options
   Date                        Percent of Total Options   Exercise    Granted
of Option      Optionee         Granted in Fiscal 2001      Price      FY2001
---------      --------         ----------------------      -----      ------
 3/22/01    Eric F Mooney               2.3%               $ 2.00       5,000
 3/22/01    Emile A. Sayegh            11.7%               $ 2.00      25,000
 3/22/01    John E. Wolfe              23.5%               $ 2.00      50,000

There were no options exercised during fiscal 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                # of Unexercised
                             # Shares                         Options at Sept. 30,         $ Value of Unexercised
                           Acquired on         $ Value         2001 (Exercisable/         Options at Sept. 30, 2001
     Name                    Exercise        Realized 1          Unexercisable)         (Exercisable/Unexercisable) 1
     ----                    --------        ----------          --------------         -----------------------------
John E. Wolfe                   --               --             22,431 / 40,000                  $5,186 / --
Eric F. Mooney                  --               --              5,728 /  4,000                  $1,038 / --
Emile A. Sayegh                 --               --             11,370 / 20,853                  $2,190 / $171

--------------------

1 Value is based on the difference between option exercise price and the fair market value at fiscal 2001 year-end, multiplied by the number of shares underlying the option.

CONSULTING AGREEMENT

The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments on this agreement were $88,075 and $48,062 for fiscal years 2001 and 2000, respectively. The expense related to this agreement was $34,000 and $42,000, for the fiscal years 2001 and 2000, respectively. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

2000 STOCK PLAN

On March 22, 2000 the Board of Directors adopted the 2000 Omnibus Stock Plan (the "2000 Plan"), which was approved by the stockholders on March 22, 2000. The purpose of the 2000 Plan is to provide incentives to officers, directors, employees and consultants of the Company. Under the 2000 Plan, officers and employees of the Company may be granted "incentive stock options" ("ISO" or "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "Non-Qualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases"). Options, Awards and Purchases are referred to as "Stock Rights".

The 2000 Plan is administered by the Compensation Committee ("Committee"), currently consisting of Messrs. Atanasoff, Vinciguerra and Caruso. Mr. Caruso is a former executive officer of the Company.

Subject to the terms of the 2000 Plan, the Committee has the authority to determine the persons to whom Stock Rights shall be granted (subject to certain eligibility requirements for grants of ISOs), the number of shares covered by each such grant, the exercise or purchase price per share, the time or times at which Stock Rights shall be granted, and other terms and provisions governing the Stock Rights, as well as the restrictions, if any, applicable to shares of Common Stock issuable upon exercise of Stock Rights. The Committee also has the authority to determine the duration and vesting rate of each option and whether restrictions such as repurchase rights of the Company are to be imposed on shares of stock subject to Stock Rights. The Committee has the authority to interpret the 2000 Plan and to prescribe and rescind regulations pertaining to it.

ISOs under the 2000 Plan may be granted to any employee of the Company. As of September 30, 2001, the Company had 39 full time equivalent employees. Only those officers and directors of the Company who are employees may be granted ISOs under the 2000 Plan. In no event may the aggregate fair market value (determined on the date of grant of an ISO) of Common Stock for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) exceed $100,000. Otherwise, there is no restriction as to the maximum or minimum amount of options an employee may receive. Non-Qualified Options, awards and purchases may be granted to any director, officer, employee or consultant of the Company, other than members of the Committee.

The exercise price per share of ISOs granted under the 2000 Plan cannot be less than the fair market value per share of the Common Stock on the date of grant, or, in the case of ISOs granted to employees holding more than 10% of the total combined voting power of all classes of stock of the Company, 110% of the fair market value per share of the Common Stock on the date of grant. The exercise price per share of Non-Qualified Options granted under the

2000 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant.

The 2000 Plan requires that each option shall expire on the date specified by the Committee, but not more than ten years from its date of grant in the case of ISOs and ten years and one day in the case of Non-Qualified Options. However, in the case of any ISO granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, such ISO shall expire on the date specified by the Committee, but not more than five years from its date of grant.

Stock Rights granted under the 2000 Plan provide for full payment of the purchase price therefor either (a) in United States dollars in cash or by check, or (b) at the discretion of the Committee, through delivery of shares of Common Stock having a fair market value equal to, as of the date of the exercise, the cash exercise price of the Stock Right, or (c) at the discretion of the Committee, by delivery of the grantee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable Federal rate, as defined in Section 1274(d) of the Code, or (d) at the discretion of the Committee, by any combination of (a), (b) and (c) above. By allowing at the discretion of the Committee, payment of the exercise price by delivering shares of the Company, the 2000 Plan permits the "pyramiding" of shares. Pyramiding occurs when the option holder in a series of successive transactions uses the shares received upon the prior exercise of an option to purchase additional shares under further outstanding options. A participant can thereby substantially increase his equity ownership in the Company without a significant contribution.

The 2000 Plan authorizes the grant of Stock Rights to acquire 200,000 shares of Common Stock. Pursuant to the terms of the 2000 Plan, shares subject to options, which for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 2000 Plan.

As of September 30, 2001, options to purchase 172,565 shares of Common Stock were issued and unexercised under the 2000 Plan.

In addition, the Company has outstanding options under the Company's 1991 Stock Plan (the "1991 Plan"). As of September 30, 2001, options to purchase 123,091 shares of common stock were issued and unexercised and had been granted under the 1991 Plan and no options granted under the 1991 Plan had been exercised. In addition, the Company has outstanding certain options that were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan or the 2000 Plan. These options include an option to purchase 18,512 shares of Common Stock held by each of Joseph J. Caruso, a director of the Company and a former director of Tytronics Incorporated, and the President of The Bantam Group, Inc. and an option to purchase 4,628 shares of the Company's Common Stock held by Alan Robertson, a former director of Tytronics Incorporated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 1, 2001, to the knowledge of the Company, the ownership of the Company's 1,458,101 outstanding shares of Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and officers as a group. Except as otherwise indicated, to the knowledge of the Company, the stockholders listed below have sole voting and investment power with respect to the shares indicated.

                                                 Number of Shares    Percentage
Name of Beneficial Owner                        Beneficially Owned   of Class(1)
------------------------                        ------------------   -----------
John V. Atanasoff 2                                   45,652             3.1%
The Bantam Group, Inc.3                              102,915             6.9%
Joseph J. Caruso 4                                   130,684             8.9%
Massachusetts Technology Development Corporation     137,095             9.4%
Sentex Sensing Technology, Inc.                      160,000            11.0%
Eric F. Mooney 5                                      28,868             2.0%
Joaquim S. S. Ribeiro 6                               45,460             3.1%
Emile A. Sayegh 7                                    107,135             7.3%
Finova Mezzanine Capital, Inc. 8                     148,048             9.2%
Edward J. Stewart, III 9                             122,645             8.4%
Salvatore J. Vinciguerra 10                           19,000             1.3%
John E. Wolfe 11                                     290,899            19.5%
                                                     -------            -----
All Officers and Directors as a group (7 persons)    667,698            37.6%
                                                     =======            =====
--------------------
1 Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of this statement pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2 24,826 shares of Common Stock beneficially owned by Mr. Atanasoff are issuable upon the exercise of currently outstanding stock options or warrants.

3 Joseph J. Caruso, a Director of the Company, is also President of The Bantam Group, Inc., and has sole voting and investment power with respect to the 102,915 shares of Common Stock beneficially owned by Bantam Group, Inc.

4 Stated shares include 102,915 shares of Common Stock beneficially owned by Bantam Group, Inc. 56,339 shares of Common Stock beneficially owned by Mr. Caruso are issuable upon the exercise of currently outstanding stock options or warrants.

5 Of the 28,868 shares beneficially owned by Dr. Mooney, 5,728 are issuable upon the exercise of currently outstanding stock options. 6 19,884 shares of Common Stock beneficially owned by Mr. Ribeiro are issuable upon the exercise of currently outstanding stock options or warrants.

7 11,370 shares of Common Stock beneficially owned by Mr. Sayegh are issuable upon the exercise of currently outstanding stock options or warrants.

8 Issuable upon the exercise of currently outstanding stock options.

9 Of the 122,645 shares of Common Stock beneficially owned by Mr. Stewart, 64,793 shares and 41,653 shares, respectively, are owned of record by Corning Partners II, L.P. and Corning Partners III, L.P. Mr. Stewart is the managing general partner of the general partner of Corning Partners II, L.P. and Corning Partners III, L.P. Includes 6,942 shares of Common Stock issuable upon the exercise of currently outstanding warrants.

10 6,000 shares of Common Stock beneficially owned by Mr. Vinciguerra are issuable upon the exercise of currently outstanding options.

11 Of the 280,899 shares of Common Stock beneficially owned by Mr. Wolfe, 26,315 shares are issuable upon the exercise of currently outstanding stock options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company and The Bantam Group, Inc. ("Bantam") are parties to a consulting agreement effective June 6, 1993, which continues month-to-month unless terminated by either party on thirty days' notice. Payments to Bantam pursuant to this agreement were $88,075 and $48,062 for fiscal years 2001 and 2000, respectively. Mr. Caruso, a director of the Company, is also president of Bantam.

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

On May 17, 2001 the Company issued 10,000 new warrants to Silicon Valley Bank. The warrants have an exercise price of $2.00 per share, and a three year vesting period.

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

        10.17 Second Loan Modification Agreement between the Company and Silicon Valley Bank dated September 23, 1998 (filed as Exhibit 10.17 to Form 10-K dated December 31, 1999, and incorporated herein by reference).

        10.18 Third Loan Modification Agreement between the Company and Silicon Valley Bank dated March 30, 1999 (filed as Exhibit 10.18 to Form 10-K dated December 31, 1999, and incorporated herein by reference).

        10.19 Fourth Amendment of Lease between Opta Food Ingredients, Inc. and the Company dated September 30, 1999(filed as Exhibit 10.19 to Form 10-K dated December 31, 1999, and incorporated herein by reference).

        10.20 Asset Purchase Agreement by and among Metrisa, Inc., Metrisa GMBH, Sentex Sensing Technology, Inc., Monitek Technologies, Inc., Monitek GMBH, and CPS Capital, LTD, dated as of March 14, 2000 (filed with Metrisa's Form 10-QSB for the fiscal quarter ended March 31, 2000) incorporated herein by reference.

        10.21 Asset Purchase Agreement between Metrisa, Inc. and NETZSCH Instruments, Inc., dated September 30, 2001 (filed with Metrisa's Form 8-K dated October 12, 2001 and incorporated herein by reference).

        (b) Reports on Forms 8-K. The following reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended September 30, 2001:

        1. Form 8-K dated October 12, 2001 reporting the sale of substantially all of the assets of Metrisa's Holometrix Micromet Division.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

METRISA, INC.

By: /s/ JOHN E. WOLFE                                 Date:   December 31, 2001
    -------------------------------------------
     John E. Wolfe, President,
     Chief Executive Officer, Treasurer
     and Chief Financial Officer
     (Principal executive, financial and
     accounting officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                               Capacity          Date
     ----                               --------          ----

/s/ JOSEPH J. CARUSO                    Director          December 31, 2001
----------------------------
Joseph J. Caruso

/s/ JOAQUIM S.S. RIBEIRO                Director          December 31, 2001
----------------------------
Joaquim S.S. Ribeiro

/s/ EMILE A. SAYEGH                     Director          December 31, 2001
----------------------------
Emile A. Sayegh

/s/ SALVATORE J. VINCIGUERRA            Director          December 31, 2001
----------------------------
Salvatore J. Vinciguerra

/s/ JOHN E. WOLFE                       Director          December 31, 2001
----------------------------
John E. Wolfe

                                        Director
----------------------------
John V. Atanasoff

                                     METRISA, INC.

                                 FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Metrisa, Inc.:


         We have audited the accompanying consolidated balance sheet of Metrisa, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metrisa, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Boston, Massachusetts
December 21, 2001
(except for Notes 2 and 5 for which the date is January 11, 2002)

                                  METRISA INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS                                      2001              2000
                                                                             ------------      ------------
Current assets:
     Cash and cash equivalents                                               $  1,200,456      $  1,040,742
     Accounts receivable, less allowance for doubtful accounts
          of $91,424 and $130,000 in 2001 and 2000, respectively                1,280,021         2,404,590
     Inventories:
          Raw materials                                                           801,302           814,044
          Work in process                                                         201,218           668,326
          Finished goods                                                          252,375           213,869
                                                                             ------------      ------------
                                                                                1,254,895         1,696,239

     Prepaid expenses                                                             105,421            57,888
     Notes receivable                                                             737,654              --
                                                                             ------------      ------------
          Total current assets                                                  4,578,447         5,199,459

Long-term Note Receivable                                                         657,533              --
Equipment and fixtures, net                                                       145,496           390,792
Other assets, net of accumulated amortization of $928,894
     and $922,926 in 2001 and 2000, respectively                                1,149,187         1,866,832
                                                                             ------------      ------------
          Total assets                                                       $  6,530,663      $  7,457,083
                                                                             ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                     649,181           649,938
     Current portion of long-term debt                                            880,971           302,851
     Accounts payable                                                           1,172,611         1,358,952
     Accrued expenses and other                                                   907,792           651,158
                                                                             ------------      ------------
          Total current liabilities                                             3,610,555         2,962,899
                                                                             ------------      ------------

Accrued long-term liability                                                        90,000              --

Long-term debt, less current portion                                            1,257,011         2,136,337

Commitments

Stockholders' equity:
     Preferred stock $1.00 par value, 10,000,000 shares authorized,
          0 shares issued and outstanding at September 30, 2001 and 2000             --                --
     Common stock, $.50 par value, 4,000,000 shares authorized,
          1,458,101 and 1,448,453 shares issued at September 30, 2001
          and 2000,  respectively                                                 729,050           724,226
     Additional paid-in capital                                                 2,780,416         2,767,872
     Accumulated deficit                                                       (1,911,749)       (1,096,017)
     Cummulative translation adjustment                                           (24,620)          (38,234)
                                                                             ------------      ------------
          Total stockholders' equity                                            1,573,097         2,357,847
                                                                             ------------      ------------
               Total liabilities and stockholders' equity                    $  6,530,663      $  7,457,083
                                                                             ============      ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                  METRISA, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                              2001              2000
                                                                                          ------------      ------------
Sales:
     Product sales                                                                        $  6,417,181      $  5,588,897
     Service Sales                                                                             549,253           281,535
                                                                                          ------------      ------------
Net sales                                                                                    6,966,434         5,870,432

Cost of sales                                                                                3,668,524         2,632,263
                                                                                          ------------      ------------
Gross profit                                                                                 3,297,910         3,238,169

Operating expenses:
     Selling, general and administrative                                                     3,159,985         2,218,286
     Research and development                                                                  667,960           411,055
                                                                                          ------------      ------------
                                                                                             3,827,945         2,629,341
                                                                                          ------------      ------------
(Loss) Income from operations                                                                 (530,035)          608,828

Other income (expense):
     Other income (expense)                                                                    (17,527)           47,540
     Interest income                                                                            19,155            26,493
     Interest expense                                                                         (246,136)         (281,656)
                                                                                          ------------      ------------
                                                                                              (244,508)         (207,623)
                                                                                          ------------      ------------
(Loss) Income from continuing operations before income taxes                                  (774,543)          401,205

Income taxes                                                                                      --                --
                                                                                          ------------      ------------
(Loss) Income from continuing operations                                                      (774,543)          401,205

Discontinued operations (Note 3):
     Loss from operations of  discontinued segment
     (Less applicable taxes of $0 and $0)                                                     (322,575)         (649,460)
     Gain on disposal of Materials Characterization
     Business Segment (Less applicable taxes of $0 and $0)                                     281,386              --
                                                                                          ------------      ------------
     Loss from discontinued operations and disposal                                            (41,189)         (649,460)

Net Loss                                                                                  $   (815,732)     $   (248,255)
                                                                                          ============      ============
Net (loss) income from continuing operation per common share-basic and diluted            $      (0.53)     $       0.32
Net loss from discontinued operations and disposal per common share-basic and diluted     $      (0.03)     $      (0.53)
Net loss per common share-basic and diluted                                               $      (0.56)     $      (0.20)
Weighted average shares outstanding-basic and diluted                                        1,457,308         1,234,879



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                                                          TOTAL
                                               COMMON STOCK             ADDITIONAL      CUMULATIVE                        STOCK-
                                                 PAR VALUE               PAID - IN      TRANSLATION    ACCUMULATED       HOLDERS'
                                            SHARES        AMOUNT          CAPITAL       ADJUSTMENT        DEFICIT         EQUITY
                                          ---------    ------------    ------------    ------------    ------------    ------------
BALANCE SEPTEMBER 30, 1999                1,020,474    $    510,237    $  2,013,753    $       --      $   (847,762)   $  1,676,228

Sale of common shares                       116,939    $     58,469    $    218,676                                    $    277,145

Shares Issued - Acquisition                 160,000    $     80,000    $    299,200                                    $    379,200

Exercise of stock options                    56,103    $     28,052    $     50,093                                    $     78,145

Retirement of Loan                           94,937    $     47,468    $    177,532                                    $    225,000

Valuation of Warrant Issued                    --      $       --      $      8,618                                    $      8,618

Cumulative translation adjustment                                                      $    (38,234)                   $    (38,234)

Net Loss                                                                                               $   (248,255)   $   (248,255)
                                          -----------------------------------------------------------------------------------------

BALANCE SEPTEMBER  30, 2000               1,448,453    $    724,226    $  2,767,872    $    (38,234)   $ (1,096,017)   $  2,357,847

Issuance of shares for technology transfer    9,648           4,824          12,544                                    $     17,368

Cumulative translation adjustment                                                            13,614                    $     13,614

Net Loss                                                                                                   (815,732)   $   (815,732)
                                          -----------------------------------------------------------------------------------------
BALANCE SEPTEMBER  30, 2001               1,458,101         729,050       2,780,416         (24,620)     (1,911,749)      1,573,097
                                          =========================================================================================














    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                 2001              2000
                                                                             ------------      ------------
Operating activities:
     Net loss                                                                $   (815,732)     $   (248,255)
     Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                           403,554           389,571
          Reduction in Reserve for bad debt                                       (18,896)          (36,668)
          Warrant amortization                                                     50,298            49,723
          Non-cash research and development expenditure                            32,894              --
          Gain on disposal of business segment                                   (281,386)
          Changes in operating assets and liabilities, net of
               effects of purchase and disposals of subsidiaries:
               Accounts receivable                                                544,823          (147,938)
               Inventories                                                         75,079           381,215
               Prepaid expense                                                    (62,081)           69,248
               Notes receivable                                                      --              10,554
               Accounts payable and accrued expenses                              192,721          (142,427)
                                                                             ------------      ------------
Net cash provided by operating activities                                         121,274           325,023

Investing activities:
     Additions to equipment and fixtures                                          (51,233)          (38,371)
     Proceeds from sale of business segment-net of cash paid expenses             432,469              --
     Decrease (Increase) in other assets                                          (41,511)            8,567
     Acquisition of Monitek Technologies, Inc. net of cash acquired                  --            (676,868)
                                                                             ------------      ------------
Net cash provided by (used in) investing activities                               339,725          (706,672)

Financing activities:
     (Decrease) Increase of line of credit agreement                                 (757)          161,000
     Principal payments on long-term debt                                        (274,051)         (345,273)
     Principal payments on capital lease obligation                               (27,155)          (17,994)
     Net proceeds from sale of common stock                                          --             363,908
                                                                             ------------      ------------
Net cash (used in) provided by financing activities                              (301,963)          161,641
                                                                             ------------      ------------

Effect of foreign exchange rate on cash                                               678           (38,234)

Net decrease in cash and cash equivalents                                         159,714          (258,242)

Cash and cash equivalents at beginning of year                                  1,040,742         1,298,984
                                                                             ------------      ------------
Cash and cash equivalents at end of year                                     $  1,200,456      $  1,040,742
                                                                             ============      ============

Supplemental disclosure of noncash investing and financing activities:
  Receipt of Note Receivable to affect disposal                              $  1,395,188              --
  Issuance of common stock and forgivemness of receivable for
  research and development expenditure                                             32,895              --
  Conversion of Long term debt to Stock                                              --        $    225,000
  Issuance of Stock to affect acquisition                                            --             379,200
  Issuance of Note Payable to affect acquisition                                     --             425,655
  Capital lease                                                                      --              31,505

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. NATURE OF BUSINESS:
   ------------------
Metrisa, Inc. (the "Company") was incorporated in Delaware in October 1985, with principal offices located at 25 Wiggins Avenue, Bedford, MA 01730. Metrisa, Inc. (the "Company") is a product development, manufacturing, marketing and distribution company which specializes in providing technical instrumentation for measuring the properties of a wide variety of liquids and gases for process analytical applications. The Company operates its business through three divisions known as Tytronics, Nametre and Monitek. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications in worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process and environmental markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-in-water and oil-on-water monitors, for the process and environmental markets.

As described in Note 3, effective September 30, 2001, the Company discontinued and disposed of substantially all of the assets of its Materials Characterization business segment (the Holometrix Micromet division), including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, relating to materials properties testing.

Effective July 1, 2000, the Company acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation ("Monitek") and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek relating to Monitek's optical and acoustic instrumentation business. Monitek was a manufacturer and marketer of in-line turbidity, suspended solids, color, concentration, oil-in-water and oil-on-water monitors for the chemical, petrochemical, refining, beverage and water markets, with operations in Livermore, CA and Dusseldorf, Germany. Monitek's operations have become part of Metrisa's process analytical business segment.

2. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------
BASIS OF PRESENTATION

The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Metrisa, Inc. and its subsidiaries, collectively referred to as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

LIQUIDITY

The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. On May 15, 2001, the Company obtained a waiver and amendment for Finova Mezzanine Capital, Inc. subordinated debt of covenants (EBITDA to long-term debt) for the quarters ending December 31, 2000, March 31, 2001 and June 30, 2001. Finova has further waived these covenants as of September 30, 2001 and for the quarter ended December 31, 2001. In addition, these covenant requirements for quarters ended March 31, 2002 and June 30, 2002 have been modified. Management plans to continue to negotiate with its lenders in order to develop a satisfactory longer term financing plan with respect to its debt agreements. However, there are no assurances that these changes can be obtained at acceptable terms.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

Effective December 31, 2001, the Company further modified its receivables based line of credit with its senior lender, Silicon Valley Bank. The size of the line of credit was reduced from $1,250,000 to $850,000, (advances for eligible foreign receivables capped at $600,000). Covenants were reduced effective November 30, 2001, continuing through expiration. Interest charged increased by 0.5%. Although effective December 31, 2001, this amendment was signed January 11, 2002.

REVENUE RECOGNITION

Revenue for instrument sales is recognized when instruments are shipped. Revenue for testing services is recognized as services are rendered. Revenue is recognized only when binding evidence of an agreement exists, delivery of product or service has been rendered, fees are fixed or determinable and collectibility is reasonably assured. The Company adopted SEC Staff Accounting Bulletin No. 101 (SAB No. 101) Revenue Recognition in the fourth quarter in fiscal 2001. The adoption of SAB No. 101 did not have a material impact on the financial statements.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method which approximates FIFO.

EQUIPMENT AND FIXTURES

Equipment and fixtures are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years, leasehold improvements are depreciated over the life of the lease, computers over three years and other machinery and equipment over five years. Upon retirement or disposition of equipment and fixtures, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Equipment and fixtures consist of the following at September 30:

                                                   2001         2000
                                                ---------    ---------
           Furniture and fixture                $  74,815    $  70,254
           Leasehold improvements                  42,342       43,961
           Machinery and equipment                277,647      797,750
                                                ---------    ---------
                                                  394,804      911,965
           Accumulated depreciation              (249,308)    (521,173)
                                                ---------    ---------
                                                $ 145,496    $ 390,792
                                                =========    =========

Depreciation expense was $134,996 and $137,937 for fiscal 2001 and 2000, respectively.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

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

Other assets consisted of the following at September 30:

                                                    2001         2000
                                                -----------  -----------
           Patents                                 $345,537    $ 380,731
           Goodwill                               1,092,532    1,551,464
           Licensing agreement                       21,064       61,513
           Trademarks                                17,529       17,529
           Financing costs                          394,506      394,506
           Other                                    206,913      384,015
                                                -----------  -----------
                                                  2,078,081    2,789,758
           Accumulated amortization               (928,894)     (922,926)
                                                -----------  -----------
                                                $ 1,149,187  $ 1,866,832
                                                ===========  ===========

Amortization expense was $318,856 and $301,357 in fiscal 2001 and 2000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period in which such items are reported for income tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is dilutive. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 707,632 and 486,367 as of September 30, 2001 and 2000, respectively.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which subject the Company to credit risk consist of cash equivalents and trade accounts receivable. The risk with respect to trade accounts receivable is minimized by the credit worthiness of the Company's customers, the diversity of its customer base and their dispersion across a wide geographical area, as well as the Company's credit and collection policies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. Sales to international customers represented approximately 43% and 42% of revenues in fiscal 2001 and 2000, respectively.

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

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

   o effective October 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

   o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time expected annual and quarterly goodwill amortization of approximately $72,000 and $18,000 will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS No. 144 will have on the financial statements.

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

COMPREHENSIVE INCOME

For the year ended September 30, 2001 and September 30, 2000 respectively, the components of the other comprehensive income were immaterial and consisted solely of foreign currency translation adjustment.

3. DISCONTINUED OPERATIONS:
   -----------------------
On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its Materials Characterization business segment, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, relating to materials properties testing, to NETZSCH Instruments, Inc. ("NETZSCH") (representing NETZSCH's operation of the "Purchased Assets"), a Delaware corporation. The Purchased Assets, with an agreed net asset value of approximately $800,000, consisting of assets with a book value of approximately $1,200,000, reduced by liabilities assumed by NETZSCH of approximately $400,000, were acquired by NETZSCH for aggregate consideration, determined by arms-length negotiation, of (i) approximately $2,025,000, the net present value of which is approximately $1,895,000, consisting of a cash payment in the amount of $500,000 and the

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

issuance of a promissory note, without interest, in the amount of $1,525,000 discounted at the prevailing prime rate plus 1.5% to a carrying value of $1,395,187, and (ii) an indeterminate additional amount equal to 30% of the net income of NETZSCH, before interest, taxes and depreciation for each of the NETZSCH's five fiscal years following the closing. The note receivable is collateralized by substantially all the assets of NETZSCH.

4. BUSINESS COMBINATION:
   --------------------
Effective July 1, 2000, Metrisa, Inc. acquired substantially all of the assets of Monitek Technologies, Inc., a Delaware corporation and Monitek GmbH, a German company and wholly-owned subsidiary of Monitek Technologies, Inc., relating to the Seller's optical and acoustic instrument business. The Purchased Assets were acquired for an aggregate consideration of $1,627,053, consisting of a cash payment of $500,000, issuance of a promissory note of $425,655, the issuance of an aggregate of 160,000 shares of Metrisa common stock, $.50 par value, valued at $2.37 per share direct acquisition costs of $176,868 and the assumption of liabilities in the aggregate amount of $322,198. The Company recorded goodwill of approximately $363,000 in connection with this transaction. Under the purchase method of accounting, results of operations of acquired businesses are included in consolidated operations subsequent to the date of acquisition.

5. REVOLVING LINE OF CREDIT:
   ------------------------
The Company has a revolving line of credit with Silicon Valley Bank and the Export Import Bank collateralized by substantially all assets of the Company. Advances under the line of credit cannot exceed 80% of the Company's eligible domestic accounts receivable plus 90% of eligible foreign accounts receivable, to an aggregate amount of $1,250,000 (advances for eligible foreign receivables capped at $750,000). All outstanding amounts are payable on demand and advances are contingent upon maintaining a covenant relative to tangible net worth and the availability of unused line of credit as computed pursuant to the agreement. The interest rate on the credit line is prime rate plus 1.5%. As of September 30, 2001, the Company was in compliance with all covenants and ratios of this line of credit. This line is due for renewal in March 2002.

Effective December 31, 2001, the Company further modified its receivables based line of credit with its senior lender, Silicon Valley Bank. The size of the line of credit was reduced from $1,250,000 to $850,000, (advances for eligible foreign receivables capped at $600,000). Covenants were reduced effective November 30, 2001, continuing through expiration. Interest charged increased by 0.5%. Although effective December 31, 2001, this amendment was signed January 11, 2002.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

6. LONG-TERM DEBT:
   --------------

Long-term debt consisted of the following at September 30:

                                                                                      2001           2000
                                                                                   ----------     ----------
Subordinated note payable to an investment banking firm due October 1, 2003 at
     13.75% interest per annum (interest only payments through September 2000), principal payments begin in fiscal 2001, with a final payment due on
     October 1, 2003. See schedule of payments for all long term debt below.       $1,700,000     $1,900,000

Subordinated Promissory note payable to Sentex Sensing Technology, Inc. related to the acquisition of Monitek Technologies, Inc in July 2000, bearing interest at the prime rate, due in monthly principal installments of $8,868
     commencing in July 2001 through June 2005.                                       399,052        424,655

Promissory note due to Amisco bearing interest at 12%, due at October 2000.                --          9,448
Capital Lease Obligations                                                              37,285         64,440
Other                                                                                   1,645         39,645
                                                                                   ----------     ----------
                                                                                    2,137,982      2,439,188
Less current portion                                                                  880,971        302,851
                                                                                   ----------     ----------
Long-term portion                                                                  $1,257,011     $2,136,337
                                                                                   ==========     ==========

The aggregate amounts of required principal payments on the Company's long-term debt at September 30, 2001 are as follows:

              2002                               $ 880,971
              2003                                 539,301
              2004                                 637,900
              2005                                  79,810
                                               -----------
                                               $ 2,137,982
                                               ===========

The subordinated loan agreement (Finova) requires that the Company maintain total funded long-term debt, excluding current portion, at a level not to exceed a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) in a trailing four-quarter basis. Finova has waived these covenants as of September 30, 2001 and for the quarter ended December 31, 2001 and modified these covenants for the quarters ended March 31, 2002 and June 30, 2002. The Company was in compliance at September 30, 2000.

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

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

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

7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
   ----------------------------------------------
The Company and The Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments on this agreement were $88,075 and $48,062 for fiscal years 2001 and 2000, respectively. The expense related to this agreement was $34,000 and $42,000, for the fiscal years 2001 and 2000, respectively. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

8. STOCKHOLDERS' EQUITY:
   --------------------
WARRANTS

The Company granted 4,310 warrants valued at $8,617 to Finova in January 2000 which are being amortized to interest expense over the life of the loan. On May 17, 2001 the Company issued 10,000 new warrants to a secured creditor. The warrants have an exercise price of $2.00 per share and a three-year vesting period. These warrants were not valued as the effect would not be material as the exercise price was above the market price.

A summary of warrants issued, outstanding and exercisable at September 30, 2001:

           NUMBER OF SHARES     EXERCISE PRICE        EXPIRATION DATE

                  6,942             $ 3.78                 7/24/02
                181,748             $ 4.86                 9/30/02
                 16,655             $ 4.33                 10/6/03
                  1,500             $ 4.00                 10/6/03
                143,738             $ 0.50                10/31/03
                 15,962             $ 1.88                 9/30/04
                  7,981             $ 3.76                 9/30/04
                  4,310             $ 0.50                10/31/03
                 10,000             $ 2.00                 5/17/06
                -------
                388,836
                =======

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

OPTION AGREEMENTS

On March 22, 2000 the Board of Directors adopted the 2000 Omnibus Stock Plan (the "2000 Plan"), which was approved by the stockholders on March 22, 2000. The purpose of the 2000 Plan is to provide incentives to officers, directors, employees and consultants of the Company. Under the 2000 Plan, officers and employees of the Company may be granted "incentive stock options" ("ISO" or "ISOs"). Directors, officers, employees and consultants of the Company may be granted options which do not qualify as ISOs ("Non-Qualified Option" or "Non-Qualified Options") and, in addition, such persons may be granted awards of stock in the Company ("Awards") and opportunities to make direct purchases of stock in the Company ("Purchases"). Options, Awards and Purchases are referred to as "Stock Rights".

Certain stock options are vested over a four-year period, with 20% of the options vested up front and 20% vested every year. Certain stock options are vested immediately.

The exercise price per share of ISOs granted under the 2000 Plan cannot be less than the fair market value per share of the Common Stock on the date of grant, or, in the case of ISOs granted to employees holding more than 10% of the total combined voting power of all classes of stock of the Company, 110% of the fair market value per share of the Common Stock on the date of grant. The exercise price per share of Nonqualified Options granted under the 2000 Plan cannot be less than the lesser of the book value per share of Common Stock as of the end of the preceding fiscal year, or 50% of the fair market value per share of Common Stock on the date of grant.

The 2000 Plan requires that each option shall expire on the date specified by the Committee, but not more than ten years from its date of grant in the case of ISOs and ten years and one day in the case of Nonqualified Options. However, in the case of any ISO granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, such ISO shall expire on the date specified by the Committee, but not more than five years from its date of grant.

The 2000 Plan authorizes the grant of Stock Rights to acquire 200,000 shares of Common Stock. Pursuant to the terms of the 2000 Plan, shares subject to options that for any reason expire or are terminated unexercised as to such shares may again be the subject of a grant under the 2000 Plan.

As of September 30, 2001, options to purchase 172,565 shares of Common stock were issued and unexercised under the 2000 plan.

In addition, the Company has outstanding options under the Company's 1991 Stock Plan (the "1991 Plan"). As of September 30, 2001, options to purchase 123,091 shares of common stock were issued and unexercised and had been granted under the 1991 Plan and options for zero shares granted under the 1991 Plan had been exercised. In addition, the Company has outstanding certain options that were originally granted to former directors and a consultant of Tytronics Incorporated, the former parent of the Company. These options were converted into options to purchase shares of the Company's Common Stock in connection with the Reorganization and are not subject to the 1991 Plan or the 2000 Plan. These options include an option to purchase 18,512 shares of Common Stock held by each of Joseph J. Caruso, a director of the Company and a former director of Tytronics Incorporated, and the President of The Bantam Group, Inc. and an option to purchase 4,628 shares of the Company's Common Stock held by Alan Robertson, a former director of Tytronics Incorporated.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

As of September 30, 2001 and 2000, options to purchase 123,091 and 107,531 shares of Common stock, respectively, were issued and unexercised under the 1991 plan.

                                                           2001                          2000
                                                ---------------------------   ---------------------------
                                                                 WEIGHTED                      WEIGHTED
                                                                 AVERAGE                       AVERAGE
                                                                 EXERCISE                      EXERCISE
                                                SHARES            PRICE          SHARES         PRICE
                                                ------------   ------------   ------------   ------------
     Outstanding options at beginning of year        107,531   $       2.02        159,724   $       1.71
     Granted                                         212,765           2.07         29,250           2.37
     Exercised                                           --             --         (56,103)          1.39
     Terminated                                       (1,500)          1.86        (25,340)          1.83
                                                ------------                  ------------
     Outstanding options at end of year              318,796   $       2.06        107,531   $       2.02
                                                ============                  ============
     Exercisable at end of year                      173,233   $       2.02         79,262   $       1.97
                                                ============                  ============
     Available for grant at end of year               98,485                       109,750
                                                ============                  ============

The following table represents weighted average price and life information about significant option groups outstanding at September 30, 2001:

                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
               --------------------------------------    ------------------------
                               WEIGHTED
   RANGE                       AVERAGE      WEIGHTED                    WEIGHTED
    OF                        REMAINING      AVERAGE                     AVERAGE
 EXERCISE         NUMBER     CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
  PRICES       OUTSTANDING    LIFE (YRS)      PRICE      EXERCISABLE      PRICE
-----------    -----------   -----------    ---------    -----------    ---------
$1.00-$2.50        314,168       8.4         $ 2.03          168,605     $ 1.97
      $3.78          4,628       1.4         $ 3.78            4,628     $ 3.78
               -----------                               -----------
                   318,796                                   173,233
               ===========                               ===========

Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows for the year ended September 30, 2001:
           Net (loss)- as reported                 ($815,732)
           Net (loss)- pro forma                   ($856,648)
           Loss per share- as reported               ($.56)
           Loss per share- pro forma                 ($.59)

The fair value of options at the date of grant were estimated using the minimum value model or the Black-Scholes model with an estimated weighted average life of five years from the date of grant, assuming a risk free interest rate of approximately 5% and assumed volatility 0% (Black-Scholes only). The Company does not intend to declare dividends on its common stock.

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

The effect on 2001 and 2000 of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years.

9. PROFIT SHARING PLAN:
   -------------------
The Company sponsors a 401(k) profit sharing plan (the "Plan") covering all employees of the Company having completed a minimum of six months of service. The Plan permits participants to make elective contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k), with a matching employer contribution. Participants become fully vested in the Company's matching contributions in their fifth year of service with the Company.

The Plan also permits the employer to make fully vested discretionary contributions to the Plan allocated to participants' accounts based on their relative compensation.

Employer contributions were $14,043 and $9,341 in fiscal 2001 and 2000, respectively.

10. INCOME TAXES:
    ------------
The Company has not recorded a provision for income taxes for September 30, 2001 and 2000, due to the net operating loss. A full valuation allowance has been recorded on all net deferred assets. At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,794,000 and research and development credit carryforwards of approximately $83,000. These carryforwards generally expire in the years 2016 through 2020 and may be subject to additional annual limitations as a result of changes in the the Company's ownership.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets are attributable to the following temporary differences at September 30:

                                           2001            2000
                                       ------------    ------------
Deferred tax assets:
  Accounts receivable allowances       $     37,000    $     52,000
  Depreciation and amortization             110,000         133,000
  Inventory                                  42,000          89,000
  Other accruals                             57,000          56,000
  Tax credits                                83,000          83,000
  Net operating loss carryforwards        1,176,000         938,000
  Gain on segment disposal                   37,000            --
  AMT credits                                35,000          35,000
                                       ------------    ------------
                                          1,577,000       1,386,000
  Valuation allowance                    (1,577,000)     (1,386,000)
                                       ------------    ------------
Net deferred tax asset                 $       --      $       --
                                       ------------    ------------

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


As required by FAS 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company is reflecting a full valuation allowance in 2001 and 2000 based upon management's estimate of the amount of deferred tax assets that more likely than not may not be realized.

A reconciliation of the federal statutory income tax rate and the effective tax rate as a percentage of income (loss) before taxes and minority interest for the years ended September 30 is as follows:
                                             2001            2000
                                         ------------    ------------
Federal statutory rate                        34.00 %         34.00 %
State taxes, net of federal benefit            8.00 %          1.00 %
Intangibles                                  (19.00)%        (27.00)%
Other permanent differences                   25.00 %         16.00 %
Valuation allowance                          (48.00)%        (24.00)%
                                         ------------    ------------
Effective tax rate                               -- %            -- %
                                         ------------    ------------

11. LEASE COMMITMENTS:
    -----------------
The Company occupies its premises and leases certain equipment under operating leases that expire at various dates through 2004. In addition to base rentals of facilities the Company is responsible for certain pass through operating costs such as real estate taxes. Rent expense was $261,420 and $182,081 in fiscal 2001 and 2000, respectively.

The Company leases certain other assets under capital leases that expire through February 2004. Assets capitalized and amortized under capital leases are as follows:

              Machinery, equipment and automobile        $   87,823
              Accumulated depreciation                      (37,610)
                                                         ----------
              Net capital lease assets                   $   50,213
                                                         ==========

Future minimum lease payments under capital and operating leases are as follows at September 30, 2001:

                                           CAPITAL         OPERATING
FISCAL YEAR                                 LEASES          LEASES
                                         ------------    ------------
  2002                                   $     25,831    $    190,540
  2003                                         11,094          15,699
  2004                                          4,623           3,699
                                         ------------    ------------
                                               41,548         209,938
                                                         ============
Less amount representing interest               4,263
                                         ------------
Present value of minimum lease payments
(includes current portion of $25,831)    $     37,285
                                         ============

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


12. CASH FLOW INFORMATION:
    ---------------------
Supplemental disclosure of cash flow information for years ended September 30 is as follows:
                                                  2001              2000
                                              ------------      ------------
    Interest paid                             $    331,519      $    368,166
    Income taxes paid                                   --               800

13. SEGMENT REPORTING:
    -----------------
The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has sold its Material Characterization business segment effective September 30, 2001 and the continuing operation consists of one segment, Process Analytical segment.

The accounting policies for each segment are the same as those described in the summary of significant policies (Note 2).

A summary of the Company's continuing operation (Process Analytical business segment) follows:
                                                  2001              2000
                                              ------------      ------------
     Revenue                                  $  6,966,434      $  5,870,432
     (Loss) income from operations                (530,035)          608,828
     Assets                                      6,530,663         5,925,688
     Depreciation and amortization*                254,316           240,530
     Interest expense*                             246,136           281,656
     Interest income                                19,155            26,493

*Includes $32,450 in FY2001 and $33,513 in FY2000 of warrant amortization classified as interest expense on the Statement of Operations.

A summary of the continuing operations (Process Analytical business segment) revenues by geographical area follows:
                                                  2001              2000
                                              ------------      ------------
     North America                            $  3,296,140      $  3,221,898
     Europe                                      2,327,510         1,706,008
     Asia Pacific                                  940,321           680,125
     Other foreign sales                           402,463           262,401
                                              ------------      ------------
     Total                                    $  6,966,434      $  5,870,432
                                              ============      ============

                                  METRISA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

A summary of the continuing operation (Process Analytical business segment) long-lived assets by geographic area follows:

                                                  2001              2000
                                              ------------      ------------
     USA                                      $  1,071,874      $  1,251,591
     Germany                                       222,809           234,292
                                              ------------      ------------
     Total                                    $  1,294,683      $  1,485,883
                                              ============      ============

A summary of the Company's discontinued operation (Materials Characterization business segment) follows:

                                                  2001              2000
                                              ------------      ------------
     Revenue                                  $  2,002,958      $  2,687,734
     (Loss) from operations - before
     interest and gain on disposal                (176,483)         (513,229)
     Assets                                            --          1,531,395
     Depreciation and amortization *               199,536           198,764
     Interest expense *                            135,181           127,483

*Includes $17,848 in FY2001 and $16,210 in FY2000 of warrant amortization classified as interest expense on the Statement of Operations.

A summary of the Company's discontinued operation (Materials Characterization business segment) by geographical area follows:

                                                  2001              2000
                                              ------------      ------------
     North America                            $  2,119,249      $  1,894,852
     Europe                                        475,705           424,662
     Asia Pacific                                  321,704           287,588
     Other foreign sales                            86,300            80,632
                                              ------------      ------------
     Total                                    $  3,002,958      $  2,687,734
                                              ============      ============

A summary of the Company's discontinued operation (Materials Characterization business segment) long-lived assets by geographic area follows:

                                                  2001              2000
                                              ------------      ------------
     USA                                      $        --       $    771,741
                                              ------------      ------------
     Total                                    $        --       $    771,741
                                              ============      ============

14. SUBSEQUENT EVENT:
    ----------------
The Company announced in the first quarter of fiscal 2002 that it plans to move the majority of the production done at its German location to the Company's Bedford facility during the second quarter. There will be a small reduction in staff in Germany as a result of this move. The remaining staff at Metrisa GmbH will perform sales, customer support services and research and development going forward. The Company expects to record a restructuring charge of approximately $100,000 in the first quarter of fiscal 2002 to cover these related expenses.