Form 10QSB
period 2001-12-31
METRISA INC
filed 2002-02-14
CIK 812151

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 2001

 [_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________


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

Yes  [X]   No  [_]

As of February 8, 2002, 1,458,111 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes  [_]   No  [X]

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Page.................................................................. 1
Table of Contents............................................................ 2

PART I.   FINANCIAL INFORMATION (*)
          Item 1.  Financial Statements
                   Balance Sheets............................................ 3
                   Statements of  Operations................................. 4
                   Statements of Cash Flows.................................. 5
                   Notes to Financial Statements............................. 6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 9

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings.........................................12
Item 2.            Changes in Securities.....................................12
Item 3.            Defaults upon Senior Securities...........................12
Item 4.            Submission of Matters to a Vote of Security Holders.......12
Item 5.            Other Information.........................................12
Item 6.            Exhibits and Reports on Form 8-K..........................12

SIGNATURES...................................................................13

(*) The financial information at September 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements

-----------------------------------------------------------------------------------------------------------------------
                                  METRISA, INC.
                                 BALANCE SHEETS
                                                                                        December 31,       September 30,
                                                                                            2001                2001
                                                                                        -----------         -----------
                                         ASSETS                                         (Unaudited)
Current assets:
Cash and cash equivalents                                                               $   394,843         $ 1,200,456
Accounts receivable, less allowance for doubtful accounts
of $91,424 and $91,424 at December 31, 2001 and September 30, 2001, respectively          1,320,888           1,280,021

Inventory:
Raw materials                                                                               758,368             801,302
Work in process                                                                             190,437             201,218
Finished goods                                                                              238,853             252,375
                                                                                        -----------         -----------

                                                                                          1,187,657           1,254,895

Prepaid expenses                                                                            141,736             105,421
Note receivable                                                                             181,367             737,654
                                                                                        -----------         -----------

Total current assets                                                                      3,226,491           4,578,447

Long-term Note Receivable                                                                   570,247             657,533
Equipment and fixtures, net                                                                 130,978             145,496
Other assets, net of accumulated amortization of $969,347 and
$928,894 at December 31, 2001 and September 30, 2001, respectively                        1,108,733           1,149,187
                                                                                        -----------         -----------

Total assets                                                                            $ 5,036,449         $ 6,530,663
                                                                                        ===========         ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving line of credit                                                                    389,823             649,181
Current portion of long-term debt                                                           575,785             880,971
Accounts payable                                                                          1,177,526           1,172,611
Accrued expenses and other                                                                  475,734             907,792
   Metrisa Gmbh Restructuring costs                                                          80,626                --
                                                                                        -----------         -----------

Total current liabilities                                                                 2,699,494           3,610,555
                                                                                        -----------         -----------

Accrued long-term liability                                                                    --                90,000

Long-term debt, less current portion                                                        928,403           1,257,011

Commitments

Stockholders' equity:
Preferred stock $1.00 par value, 10,000,000 shares authorized,
0 shares issued and outstanding at December 31, 2001 and September 30, 2001                    --                  --
Common stock, $.50 par value, 4,000,000 shares authorized, 1,458,111 and 1,458,101 shares issued at December 31, 2001 and September 30,
 2001,  respectively                                                                        729,055             729,050
Additional paid-in capital                                                                2,780,429           2,780,416
Accumulated deficit                                                                      (2,059,983)         (1,911,749)
    Cummulative translation adjustment                                                      (40,949)            (24,620)
                                                                                        -----------         -----------

Total stockholders' equity                                                                1,408,552           1,573,097
                                                                                        -----------         -----------

Total liabilities and stockholders' equity                                              $ 5,036,449         $ 6,530,663
                                                                                        ===========         ===========

     The accompanying notes are an integral part of the financial statements

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         December 31,
                                                                   2001               2000
                                                               -----------         -----------
Sales:
Product sales                                                  $ 1,587,508         $ 1,549,463
Service Sales                                                      130,976             103,963
                                                               -----------         -----------

Net sales                                                        1,718,484           1,653,426

Cost of sales                                                      898,622             918,078
                                                               -----------         -----------

Gross profit                                                       819,862             735,348

Operating expenses:
Selling, general and administrative                                709,137             695,684
Research and development                                           100,745             162,416
   Restructuring charge                                             80,626                --
                                                               -----------         -----------

                                                                   890,508             858,100
                                                               -----------         -----------

Loss from operations                                               (70,646)           (122,752)

Other income (expense):
   Other expense                                                    (5,040)              4,108
Interest income                                                       --                 9,035
Interest expense                                                   (72,548)            (66,227)
                                                               -----------         -----------

                                                                   (77,588)            (53,084)
                                                               -----------         -----------

Loss from continuing operations before income taxes               (148,234)           (175,836)

Income taxes                                                          --                  --
                                                               -----------         -----------

Loss from continuing operations                                   (148,234)           (175,836)

Loss from operations of discontinued segment                                          (146,725)
                                                               -----------         -----------

Net Loss                                                       $  (148,234)        $  (322,561)
                                                               ===========         ===========

Net Loss per share from continuing operations                  $     (0.10)        $     (0.12)
Net Loss per share from discontinued segment                   $      --           $     (0.10)
Net loss per common share - basic and diluted                  $     (0.10)        $     (0.22)

Weighted average shares outstanding - basic and diluted          1,458,101           1,454,850


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    December 31,
                                                                          -------------------------------
                                                                             2001                2000
                                                                          -----------         -----------
Operating activities:
  Net loss                                                                $  (148,234)        $  (322,561)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
   Depreciation and amortization                                               42,416              92,342
   Warrant amortization                                                        12,556              12,574
   Non-cash reduction in Note Payable & Longterm Accrued Liability
   Non-cash research and development expenditure                                 --                32,895
   Reduction in reserve for Bad Debt                                             --                19,998
   Changes in operating assets and liabilities, net of
      effects of purchase of subsidiaries:
    Accounts receivable                                                       (47,399)            376,040
    Notes receivable                                                          493,807                --
    Inventories                                                                58,257            (223,404)
    Other current assets                                                      (36,315)            (25,567)
    Restructure reserve                                                        80,626
    Accounts payable and accrued expenses                                    (367,377)             72,557
                                                                          -----------         -----------

Net cash provided by operating activities                                      88,337              34,874

Investing activities:
  Additions to equipment and fixtures                                            --               (22,171)
  Increase (decrease) in other assets                                            --                  --
                                                                          -----------         -----------

Net cash used in investing activities                                            --               (22,171)

Financing activities:
  Decrease in revolving line of credit                                       (259,358)
  Proceeds from exercise of stock options                                          18
  Principal payments on long-term debt                                       (626,604)           (209,448)
  Principal payments on capital lease obligation                               (7,190)             (6,505)
                                                                          -----------         -----------

Net cash used in financing activities                                        (893,134)           (215,953)
                                                                          -----------         -----------

Effect of foreign exchange rate on cash                                          (816)              2,390

Net decrease in cash and cash equivalents                                    (805,613)           (200,860)

Cash and cash equivalents at beginning of period                            1,200,456           1,040,742
                                                                          -----------         -----------

Cash and cash equivalents at end of period                                $   394,843         $   839,882
                                                                          ===========         ===========

Supplemental diclosures:
Cash paid for Interest Expense                                                 59,991              89,313
Issuance of common stock and forgiveness of
receivable for research and development expenditure                                                32,895
Exchange of Note Receivable for certain accrued expenses                      149,766

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB.

Metrisa, Inc. (the "Company") is a product development, manufacturing and marketing company that specializes in manufacturing instruments and providing services for measuring the properties of a wide variety of materials, liquids and gases. The Company operates its business through the Tytronics, Nametre, and Monitek Divisions. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-on-water monitors, for the process and environmental markets.

On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its Materials Characterization business segment, operated through the Company's Holometrix Micromet Division, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, all relating to materials properties testing, to a new entity created to operate the Purchased Assets, NETZSCH Instruments, Inc. ("NETZSCH"). The results of operations for the quarter ended December 31, 2000 have been restated to exclude results of the Holometrix Micromet Division. The Company sold this unprofitable segment to refocus its efforts on the Process Analytical segment of the business. The ongoing Process Analytical segment of the business is comprised of the previously noted Tytronics, Nametre and Monitek product lines.

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

                                  Three Months Ended December 31,
                                  -------------------------------
                                     2001                 2000
                                  ----------           ----------
Basic shares                       1,458,101            1,454,850
Effect of dilutive securities              -                    -
                                  ----------           ----------
Dilutive shares                    1,458,101            1,454,850

The following table summarizes securities that were outstanding as of December 31, 2001 and 2000, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                Three Month Period Ended December 31,
                                -------------------------------------
                                      2001                 2000
                                   ----------           ----------
Options                              227,811              147,431
Warrants                             388,836              378,836

3. RESTRUCTURING CHARGES

The Company established a restructuring charge of $80,626 in December 2001 associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. The Company expects to complete this relocation by April 30, 2002. Included in this restructuring charge are the costs of personnel severance, attorney fees and costs to vacate leased manufacturing space. None of these expenses have been paid as of December 31, 2001, and the full amount is recognized as a current liability.

4. LIQUIDITY

The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. Management plans to continue to negotiate with its lenders as needed in order to develop a satisfactory longer term financing plan with respect to its debt agreements, as well as explore other avenues to generate sufficient liquidity. However, there are no assurances that these changes can be obtained at acceptable terms.

Effective December 31, 2001, the Company further modified its receivables-based line of credit with Silicon Valley Bank. The size of the line of credit was reduced from $1,250,000 to $850,000, with advances for eligible foreign receivables capped at $600,000. Covenants were reduced effective November 30, 2001, continuing through expiration. Interest charged increased by 0.5%. Although effective December 31, 2001, this amendment was signed January 11, 2002. However, meeting these future covenants is dependent on future financial performance and there can be no assurances that these recently revised covenant requirements can be met.

The Company has obtained a waiver and amendment from Finova Mezzanine Capital, Inc. with respect to its subordinated debt covenants covering certain of the Company's long term debt, EBITDA to long-term debt, and EBITDA to net interest. Finova waived these covenants as of September 30, 2001 and for the quarter ended December 31, 2001. In addition, these covenant requirements for quarters ended March 31, 2002 and June 30, 2002 have been modified. However, meeting these future covenants is dependent on future financial performance and there can be no assurances that these recently revised covenant requirements can be met.

5. USE OF ESTIMATES

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

6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments and expenses on this agreement were $10,000 and $6,000 for the quarter ended December 31, 2001. The balance due to The Bantam Group as of December 31, 2001 is $18,000. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time expected annual and quarterly goodwill amortization of approximately $72,000 and $18,000, respectively, will no longer be recognized. By March 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principles.

In August 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS No. 144 will have on the financial statements.

ITEM 2.
--------------------------------------------------------------------------------
                                  METRISA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 2001, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000

           NET SALES in the first quarter of fiscal 2002 totaled $1,718,484, as compared to $1,653,426 in the comparable quarter of fiscal 2001, an increase of $65,058, or 4%, as the result of a higher shippable backlog in viscosity analyzers at the end of fiscal 2001, coupled with increased service sales.

           COST OF SALES decreased to $898,622 (52% of sales) in the first quarter of fiscal 2002, from $918,078 (56% of sales) in the same period of fiscal 2001, as a result of manufacturing cost reductions.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $13,453 (or 2%) from $695,684 (42% of sales) to $709,137 (41% of sales) as a result of increased commissions due to higher sales, offset by selected general and administrative cost reductions.

           RESEARCH AND DEVELOPMENT EXPENSES decreased $61,671 to $100,745 (6% of sales) from $162,416 (10% of sales). This decrease is primarily the result of the completion of certain product development efforts, coupled with the renegotiation of certain fiscal 2001 research and development expenses, resulting in a reduction of $35,000 in expense.

           RESTRUCTURING CHARGE of $80,626 is associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. Included in this restructuring charge are the costs of personnel severance, attorney fees, and costs to vacate leased manufacturing space.

           LOSS FROM OPERATIONS as a result of the above was $70,646, in the first quarter of fiscal 2002, including the restructuring charge of $80,626, compared with a loss of $122,752 in the comparable period of fiscal 2001. Excluding the restructuring charge, the comparable profit from operations in the first quarter of fiscal 2002 was $9,980. LOSS FROM CONTINUING OPERATIONS was $148,234 in the first quarter of fiscal 2002, compared to a net loss of $175,836 in the same period of fiscal 2001. Net interest expense, at $72,548 in the first quarter of fiscal 2002, was slightly higher than the net interest expense of $57,192 in the same period of fiscal 2001, primarily due to reduced interest income. NET LOSS was $148,234 in the first quarter of fiscal 2002, compared to $322,561 in the same period of fiscal 2001, including losses from discontinued operations (Materials Characterization business segment) of $146,725. The Company's Materials Characterization business segment (Holometrix Micromet division), was sold effective September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

           TOTAL ASSETS decreased by $1,494,214, to $5,036,449 in the first quarter of fiscal 2002, as compared to $6,530,663 at the end of fiscal 2001. Cash decreased by $805,613, primarily due to a $626,603 debt repayment to subordinated debt holders. Accounts receivable increased by $47,399 as a result of higher sales, when compared to sales for the fourth quarter of fiscal 2001. Inventory decreased by $58,257 as a result of increased inventory usage, primarily at Metrisa GmbH. Prepaid expenses increased by $36,315 to $141,736. Current Note receivable decreased by $556,287, primarily as a result of payments received from the sale of the Materials Characterization business segment; $62,490 of this decrease was used as partial payment for certain accrued current and long-term employee expenses associated with the sale of the Materials Characterization business segment. Long-term Note Receivable decreased by $87,286; this decrease was used as partial payment for certain accrued current and long-term employee expenses associated with the sale of the Materials Characterization business segment. Equipment and fixtures decreased by $14,518, to $130,978, due to depreciation and the absence of capital expenditures. Other assets decreased by $40,454, from $1,149,187 to $1,108,733, due to amortization.

           TOTAL CURRENT LIABILITIES decreased by $911,061 from $3,610,555 at the end of fiscal 2001 to $2,699,494 at the end of first quarter of fiscal 2002. Notes payable to bank decreased $259,358 to $389,823. The current portion of long-term debt decreased by $305,186 from $880,971 to $575,785, primarily due to the repayment of $626,603 of subordinated debt payments, offset by the reclassification of $328,608 of long-term debt to the current portion of long-term debt. Accounts payable increased slightly from $1,172,611 to $1,177,526. Accrued expense and other decreased $432,058 from $907,792 to $475,324 as a result of payment of certain employee expenses associated with the sale of the Materials Characterization business segment. An accrual of $80,626, for Metrisa GmbH restructuring costs, was also included.

           LONG-TERM DEBT decreased by $328,608 from $1,257,011 at September 30, 2001 to $928,403 at December 31, 2001 due to the reclassification of subordinated debt to the current portion of long-term debt, as referenced above.

           OPERATING CASH FLOWS were $88,337 in the first quarter of fiscal 2002, as compared to $34,874 in the comparable quarter of fiscal 2001.

           Investment activity remained limited with no fixed asset additions in the first quarter of fiscal 2002, compared to Company acquired equipment valued at $22,171 in the first quarter of fiscal 2001. Financing activity consisted of principal payments on long-term debt and capital leases which were, at $893,134, substantial, compared to payments of $215,953 in the comparable quarter of fiscal 2001

           The net affect of these transactions was a decrease in cash of $805,613, resulting in a cash balance at the end of the first quarter of fiscal 2002 of $394,843.

           As of December 31, 2001 the Company's backlog for products and services totaled $830,000, as compared to $1,688,000 in backlog as of December 31, 2000 (including $647,000 of backlog from the Company's former Materials Characterization business segment), and a backlog of approximately $1,338,000 at September 30, 2001. Virtually all backlog at December 31, 2001 is expected to be delivered before September 30, 2002.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

           As of December 31, 2001, the Company modified its receivables based line of credit with its senior lender, Silicon Valley Bank. Under the agreement, the Company's line of credit availability is determined based on a computation of eligible accounts receivable (both domestic and foreign) up to a maximum availability of $850,000, with advances for eligible foreign receivables capped at $600,000. The line continues to be collateralized by substantially all assets of the Company and requires the achievement of certain tangible net worth covenants, as defined in the agreement. The modified line incurs interest at prime plus 2%, expires on March 29, 2002, and is expected to be renewed on or before that date. The Company was in compliance with modified financial covenants on December 31, 2001 and 2000. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

           As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc. secured by substantially all of the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. The principal outstanding was $1,100,000 at December 31, 2001. This financing requires maintenance of covenants in which the ratio of long term debt (excluding current portion) to EBITDA cannot exceed certain levels, and in which the ratio of EBITDA to net interest must exceed certain levels. As of September 30, 2001, all covenants associated with this subordinated debt financing were waived for both September 30, 2001 and December 31, 2001. In addition, these covenant requirements for quarters ended March 31, 2002 and June 30, 2002 have been modified. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

           As of July 1, 2000, the Company incurred additional subordinated debt of $425,655 in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the Company, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001. As of December 31, 2001, the principal outstanding was $372,449.

OTHER COMPANY INITIATIVES

           The Company expects to continue to invest in enhanced sales and marketing efforts, new product development, and the development of strategic relationships, including licensing, acquisitions, mergers, or OEM agreements. Management believes that operating capital, the line of credit from Silicon Valley Bank, and the $1,100,000 subordinated debt financing from Finova will provide sufficient capital to maintain stable Company operations throughout fiscal 2002, assuming that appropriate covenant revisions or waivers can be obtained from Finova and Silicon Valley Bank. The Company believes that its strategic initiatives, the recent Monitek acquisition, the Metrisa GmbH restructuring (now in progress), and other cost savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such acquisitions or cost reductions or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

           FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. During the first quarter of fiscal 2001 the Company's sales revenue included $407,707 derived from sales of Metrisa GmbH, which are denominated in Euro. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on intercompany debt is shown in the Equity section of the balance sheet. The quarter ended December 31, 2001 resulted in an unfavorable exchange impact on intercompany debt of $16,329.

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

Item 2.      Changes in Securities
             ---------------------
             Not applicable.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

Item 5.      Other Information
             -----------------
             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a) Exhibits
             ------------
             Financial Data Schedule.

             (b) Reports on Form 8-K
             -----------------------
             The following reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 2001:

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


Date:  February 14, 2002