Form 10QSB
period 2002-03-31
METRISA INC
filed 2002-05-15
CIK 812151

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2002

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

Yes     [X]          No      [_]

As of May 13, 2002, 1,458,111 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:

Yes     [_]          No      [X]
================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Page...........................................................

Table of Contents.....................................................     1

PART I.   FINANCIAL INFORMATION (*)
  Item 1.  Financial Statements

           Balance Sheets.............................................     2

           Statements of Operations...................................     3

           Statements of Cash Flows...................................     4

           Notes to Financial Statements..............................     5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     9

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings..........................................    13

Item 2.    Changes in Securities......................................    13

Item 3.    Defaults upon Senior Securities............................    13

Item 4.    Submission of Matters to a Vote of Security Holders........    13

Item 5.    Other Information..........................................    13

Item 6.    Exhibits and Reports on Form 8-K...........................    13

SIGNATURES............................................................    14

(*) The financial information at September 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements
--------------------------------------------------------------------------------
                                  METRISA, INC.
                                 BALANCE SHEETS

                                                                                        March 31,           September 30,
                                                                                           2002                 2001
                                                                                       -----------           -----------
                               ASSETS                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $   280,963           $ 1,200,456
  Accounts receivable, less allowance for doubtful accounts
     of $83,710 and $91,424 at March 31, 2002 and September 30, 2001, respectively         842,537             1,280,021

  Inventory:
    Raw materials                                                                          688,170               801,302
    Work in process                                                                        307,674               201,218
    Finished goods                                                                         172,648               252,375
                                                                                       -----------           -----------
                                                                                         1,168,492             1,254,895

  Prepaid expenses                                                                          79,141               105,421
  Note receivable                                                                          600,000               737,654
                                                                                       -----------           -----------
        Total current assets                                                             2,971,133             4,578,447

Long-term Note Receivable                                                                     --                 657,533
Equipment and fixtures, net                                                                120,327               145,496
Other assets, net of accumulated amortization of $1,020,430 and
    $928,894 at March 31, 2002 and September 30, 2001, respectively                      1,057,651             1,149,187
                                                                                       -----------           -----------

Total assets                                                                           $ 4,149,111           $ 6,530,663
                                                                                       ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                                                                 382,965               649,181
  Current portion of long-term debt                                                      1,068,810               880,971
  Accounts payable                                                                         954,680             1,172,611
  Accrued expenses and other                                                               397,040               907,792
  Metrisa Gmbh Restructuring costs                                                          39,381                  --
                                                                                       -----------           -----------
        Total current liabilities                                                        2,842,876             3,610,555
                                                                                       -----------           -----------
Accrued long-term liability                                                                   --                  90,000

Long-term debt, less current portion                                                       249,643             1,257,011

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
    0 shares issued and outstanding at March 31, 2002 and September 30, 2001                  --                    --
  Common stock, $.50 par value, 4,000,000 shares authorized, 1,458,111 and 1,458,101 shares issued at March 31, 2002 and September 30,
     2001,  respectively                                                                   729,055               729,050
  Additional paid-in capital                                                             2,780,429             2,780,416
  Accumulated deficit                                                                   (2,404,177)           (1,911,749)
  Cummulative translation adjustment                                                       (48,715)              (24,620)
                                                                                       -----------           -----------
         Total stockholders' equity                                                      1,056,592             1,573,097
                                                                                       -----------           -----------
           Total liabilities and stockholders' equity                                  $ 4,149,111           $ 6,530,663
                                                                                       ===========           ===========

     The accompanying notes are an integral part of the financial statements

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended                Six Months Ended
                                                                               March 31,                         March 31,
                                                                     ----------------------------      ----------------------------
                                                                         2002             2001             2002             2001
                                                                     -----------      -----------      -----------      -----------
Sales:
  Product sales                                                      $ 1,064,238      $ 1,852,650      $ 2,651,746      $ 3,441,588
  Service Sales                                                           88,907           77,507          219,883          141,995
                                                                     -----------      -----------      -----------      -----------

Net sales                                                              1,153,145        1,930,157        2,871,629        3,583,583

Cost of sales                                                            687,456        1,051,871        1,586,078        1,969,950
                                                                     -----------      -----------      -----------      -----------

Gross profit                                                             465,689          878,286        1,285,551        1,613,633

Operating expenses:
  Selling, general and administrative                                    698,566          869,669        1,407,703        1,565,332
  Research and development                                               105,100          184,660          205,845          347,076
  Restructuring Charge                                                      --               --             80,626             --
                                                                     -----------      -----------      -----------      -----------

                                                                         803,666        1,054,329        1,694,174        1,912,408
                                                                     -----------      -----------      -----------      -----------

Loss from operations                                                    (337,977)        (176,043)        (408,623)        (298,775)

Other (expense) income:
  Other income (expense)                                                   3,398           (6,301)          (1,642)         (10,434)
  Interest income                                                          1,133            8,428            1,133           17,488
  Interest expense                                                       (60,748)         (62,412)        (133,296)        (128,638)
                                                                     -----------      -----------      -----------      -----------

                                                                         (56,217)         (60,285)        (133,805)        (121,584)
                                                                     -----------      -----------      -----------      -----------

Loss from continuing operations before taxes                            (394,194)        (236,328)        (542,428)        (420,359)

Income taxes                                                                --               --               --               --
                                                                     -----------      -----------      -----------      -----------

Loss from continuing operations                                         (394,194)        (236,328)        (542,428)        (420,359)

Discontinued operations:
Loss from operations of discontinued segment (Net of tax)                   --            (74,884)            --           (213,415)
Gain on disposal of discontinued segment (Net of tax)                     50,000             --             50,000             --
                                                                     -----------      -----------      -----------      -----------

Gain (Loss) from operations and disposal of discontinued segment          50,000          (74,884)          50,000         (213,415)

Net Loss                                                             $  (344,194)     $  (311,212)     $  (492,428)     $  (633,774)

Net loss per share from continuing operations                        $     (0.27)     $     (0.16)     $     (0.37)     $     (0.29)
Net loss per share from discontinued segment                         $      0.03      $     (0.05)     $      0.03      $     (0.15)
Net loss per common share-basic and diluted                          $     (0.24)     $     (0.21)     $     (0.34)     $     (0.44)
Shares outstanding-basic and diluted                                   1,458,111        1,458,101        1,458,106        1,456,458

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                        2002                  2001
                                                                    -----------           -----------
Operating activities:
  Net loss                                                          $  (492,428)          $  (633,774)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                         96,189               183,879
   Amortization of debt discount                                         25,112                25,146
   Gain recorded on disposal of segment                                 (50,000)                 --
   Non-cash research and development expenditure                           --                  32,895
   Reduction in reserve for Bad Debt                                     (7,714)              (12,348)
   Changes in operating assets and liabilities:
    Accounts receivable                                                 433,150               299,110
    Inventories                                                          75,560               (39,364)
    Prepaid expenses                                                     26,280               (48,504)
    Metrisa GmbH reserve                                                 39,381                  --
    Accounts payable and accrued expenses                              (668,917)              158,819
                                                                    -----------           -----------

Net cash used in operating activities                                  (523,387)              (34,141)

Investing activities:
  Notes Receivable                                                      695,421                  --
  Additions to equipment and fixtures                                    (4,596)              (24,308)
  Increase in other assets                                                 --                  (8,011)
                                                                    -----------           -----------

Net cash provided by (used in) investing activities                     690,825               (32,319)

Financing activities:
  Principal payments on long-term debt                                 (804,852)             (212,538)
  Principal payments on capital lease obligation                        (14,677)              (12,031)
  Decrease in revolving line of credit                                 (266,216)                 --
  Proceeds from sale of Common Stock                                       --                    --
  Proceeds from exercise of stock options                                    18                  --
                                                                    -----------           -----------

Net cash used in financing activities                                (1,085,727)             (224,569)
                                                                    -----------           -----------

Effect of foreign exchange rate on cash                                  (1,204)                  (99)

Net decrease in cash and cash equivalents                              (919,493)             (291,128)

Cash and cash equivalents at beginning of period                      1,200,456             1,040,742
                                                                    -----------           -----------

Cash and cash equivalents at end of period                          $   280,963           $   749,614
                                                                    ===========           ===========

Non-cash Transactions:
  Exchange of Note Receivable for certain accrued expenses          $   149,766           $      --
  Issuance of common stock and forgiveness of
  receivable for research and development expenditure               $      --             $    32,895

Supplemental disclosures:
Cash paid for interest expense                                      $   108,184           $   193,321

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     for the six months ended March 31, 2002
                                   (Unaudited)

                                                                                                        Retained           Total
                                             Common Stock             Additional       Cumulative        Earnings          Stock-
                                               Par Value               Paid - In      Translation      (Accumulated       holders'
                                         Shares          Amount         Capital        Adjustment        Deficit)          Equity
                                         ------          ------         -------        ----------        --------          ------
Balance September  30, 2001             1,458,101     $   729,050     $ 2,780,416     $   (24,620)     $(1,911,749)     $ 1,573,097

Exercise of Stock Options                      10               5              13            --        $        18

Cumulative translation adjustment            --              --              --           (24,095)            --        $   (24,095)

Net Loss                                     --              --              --              --           (492,428)     $  (492,428)
                                        -------------------------------------------------------------------------------------------

Balance March  31, 2002                 1,458,111     $   729,055     $ 2,780,429     $   (48,715)     $(2,404,177)     $ 1,056,592
                                        ===========================================================================================

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB.

Metrisa, Inc. (the "Company") is a product development, manufacturing and marketing company that specializes in manufacturing instruments and providing services for measuring the properties of a wide variety of liquids and gases. The Company operates its business through the Tytronics, Nametre, and Monitek Divisions. The Company's Tytronics Division designs, manufactures and markets on-line liquid and gas chemical analyzers for specific applications and worldwide process and environmental markets. The Company's Nametre Division designs, manufactures and markets in-line and laboratory viscosity analyzers for the process markets. The Company's Monitek Division designs, manufactures and markets in-line turbidity, suspended solids, color and concentration monitors, as well as oil-on-water monitors, for the process and environmental markets.

On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its Materials Characterization business segment, operated through the Company's Holometrix Micromet Division, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, all relating to materials properties testing, to a new entity created to operate the Purchased Assets, NETZSCH Instruments, Inc. ("NETZSCH"). The results of operations for the quarter ended March 31, 2001 have been restated to exclude results of the Holometrix Micromet Division. The Company sold this unprofitable segment to refocus its efforts on the Process Analytical segment of the business. The ongoing Process Analytical segment of the business is comprised of the previously noted Tytronics, Nametre and Monitek product lines.

2.          LIQUIDITY

The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain further covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. For the quarter ended March 31, 2002 the Company obtained a waiver and amendment on the Finova note agreement, along with revised sales-based covenants for the quarters ending June 30 and September 30, 2002. Prior to obtaining the waiver and amendment, the Company was in violation of the existing cash flow coverage covenant. This violation was due in large part to recent sales falling below management's expectations.

Similar cash flow coverage covenants need to be met for the quarters ending December 31, 2002 and March 31, 2003. The Company reflects the Finova note as current because there cannot be complete assurance that the Company will be able to meet these covenants. Management plans aggressive sales activities, and other cost reductions, and will continue to negotiate with its lenders as needed in order to develop a satisfactory longer term financing plan with respect to its debt agreements, as well as explore other avenues to generate sufficient liquidity. However, there are no assurances that these changes can be obtained on acceptable terms.

Effective March 29, 2002, the Company renewed and amended its receivables-based line of credit with Silicon Valley Bank for an additional year. The size of the line of credit was reduced from $850,000 to $700,000, with advances for eligible foreign receivables capped at $600,000. Covenants were reduced effective March 31, 2002, continuing through expiration, including cross covenant provisions on subordinated debt. The Company was in compliance with its new covenant as of March 31, 2002. However, meeting these future covenants is dependent on future financial performance and there can be no assurances that these recently changed covenant requirements can be met.

As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc., secured by substantially all the assets of the Company, but subordinated to the Silicon Valley Bank financing. At March 31, 2002, the principal outstanding on this financing was $950,000. On May 2, 2002 the Company signed a fifth amendment with Finova Mezzanine Capital, Inc., effective March 31, 2002, with respect to its subordinated debt covenants and other issues, converting the covenants through September 30, 2002 to minimum quarterly sales levels. The Company was in compliance with its amended covenant as of March 31, 2002. This amendment modified a previously scheduled principal payment of approximately $123,000 in April 2003, to provide for $50,000 due May 2, 2002 and $75,000 due August 1, 2002. This amendment also rescheduled the $300,000 payment originally due October 1, 2002 to no later than December 31, 2002. This note is subject to certain acceleration clauses, financial and non-financial. However, meeting these future covenants is dependent on future financial performance and there can be no assurances that these recently changed covenant requirements can be met.

The aggregate amounts of scheduled principal payments on the Company's long-term debt at March 31, 2002 are as follows:

             FISCAL YEAR                     DEBT PAYMENT
                2002                         $  186,442
                2003                            416,301
                2004                            635,900
                2005                             79,810
                                             ----------
                                             $1,318,453

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

At the March Board of Directors' Meeting there were 21,000 options granted to an employee at an exercise price of $2.00 per share. The following is a reconciliation of the denominator (number of shares) used in the computation of loss per share. The numerator (net loss) is the same for the basic and diluted computations.

                                       Three Months Ended March 31,           Six Months Ended March 31,
                                       ----------------------------          ----------------------------
                                          2002               2001               2002               2001
                                       ---------          ---------          ---------          ---------
Basic shares                           1,458,111          1,458,101          1,458,106          1,456,458
Effect of dilutive securities               --                 --                 --                 --
                                       ---------          ---------          ---------          ---------
Dilutive shares                        1,458,111          1,458,101          1,458,106          1,456,458

The following table summarizes securities that were outstanding as of March 31, 2002 and 2001, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                             Three Month and Six Month Periods Ended March 31,
                             -------------------------------------------------
                                 2002                                   2001
                                 ----                                   ----
Options                       228,661                                257,781
Warrants                      388,836                                378,836

4.          RESTRUCTURING CHARGES

The Company established a restructuring charge of $80,626 in December 2001, associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. The Company expects to complete this relocation by May 31, 2002. Included in this restructuring charge are the costs of personnel severance for three people, attorney fees and costs to vacate leased manufacturing space. As of March 31, 2002 the Company has paid out $41,245 leaving a balance of $39,381 as a current liability.

5.          NETZSCH NOTE AND EARNOUT

As noted previously, the Company sold its Materials Characterization business segment to NETZSCH, with payment provided in cash, notes, assumed liabilities, and an earnout of undefined value. As of December 31, 2001, residual payments due from this sale were in two parts - a current note receivable of $181,367, due and subsequently paid on January 31, 2002; and a long-term note receivable, with a net present value of $570,247, payable over four years. On March 29, 2002, the Company signed an agreement with NETZSCH for payment of the long-term note receivable in the amount of $570,000, an earnout payment of $50,000, and full settlement of any and all other obligations. Under this agreement, $20,000 was paid on March 29, 2002; $350,000 was paid on April 16, 2002; and $250,000 is due on or before July 19, 2002. The earnout was recorded as an additional gain on sale of discontinued operation in the three months ended March 31, 2002.

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

7.          COMPREHENSIVE LOSS

For the six months ended March 31, 2002 and 2001, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive Loss was $516,523 and $635,755 for the six months ended March 2002 and 2001, respectively.

8.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company and Bantam Group, Inc. are parties to a month-to-month consulting agreement unless terminated by either party on thirty days notice. The payments and expenses on this agreement were $14,000 and $6,000 for the quarter ended March 31, 2002. The balance due to The Bantam Group as of March 31, 2002 is $10,000. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

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

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time expected annual and quarterly goodwill amortization of approximately $72,000 and $18,000, respectively, will no longer be recognized. By March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principles.

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

ITEM 2.
--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

            NET SALES in the second quarter of fiscal 2002 totaled $1,153,145, as compared to $1,930,157 in the comparable quarter of fiscal 2001, a decrease of $777,012, or 40%. The reduction in sales is due to lower bookings in the first and second quarters of FY2002, caused by depressed market conditions in the Company's chemical, petrochemical and refining markets, worldwide.

            COST OF SALES decreased to $687,456 (60% of sales) in the second quarter of fiscal 2002, from $1,051,871 (54% of sales) in the same period of fiscal 2001, due to lower sales volume. The percentage increase of Cost of Sales is a result of fixed manufacturing expenses impacting a lower sales volume.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $171,103, or 20%, to $698,566 (61% of sales) in the second quarter of fiscal 2002 from $869,669 (45% of sales) in the second quarter of fiscal 2001. This decrease was primarily the result of cost reductions in the number of employees, their associated salaries, and other expenses, coupled with lower commissions due to lower sales volume.

            RESEARCH AND DEVELOPMENT decreased $79,560 to $105,100 (9% of sales) in the second quarter of fiscal 2002, from $184,660 (10% of sales) the second quarter of fiscal 2001. This decrease was the result of completion of certain development projects, coupled with increased efficiency through the use of external consultants.

            LOSS FROM OPERATIONS as a result of the above was $337,977 in the second quarter of fiscal 2002, compared with a loss from operations of $176,043 in the comparable period of fiscal 2001, an increase of $161,373, primarily due to lower sales volume. The NET LOSS was $344,194 in the second quarter of fiscal 2002, compared to a net loss of $311,212 for the same period of fiscal 2001. Included in the Net loss for the second quarter of fiscal 2002 was an additional gain of $50,000 on the sale of the Materials Characterization business segment, as a result of a negotiated "earn out" settlement. Included in the Net loss for the second quarter of FY2001 was $74,884 of additional loss from the operation of discontinued Materials Characterization business segment. Net interest expense, at $59,615 in the second quarter of fiscal 2002, was slightly higher than the net interest expense of $53,984 in the same period of fiscal 2001 due to lower interest income.

SIX-MONTH PERIOD ENDED MARCH 31, 2002, AS COMPARED WITH THE SIX-MONTH PERIOD ENDED MARCH 31, 2001

            NET SALES in the first half of fiscal 2002 totaled $2,871,629, as compared to $3,583,583 in the comparable period of fiscal 2001, a decrease of $711,954, or 20%. All of the reduction in sales occurred in the second quarter of fiscal 2002, and was caused by lower bookings due to depressed market conditions in the first and second quarters of fiscal 2002 in the Company's chemical, petrochemical and refining markets, worldwide.

            COST OF SALES decreased to $1,586,078 (55% of sales) in the first half of fiscal 2002, from $1,969,950 (55% of sales) in the same period of fiscal 2001, a decrease of $383,872, due to lower sales volume. Percentage cost of sales remained the same; significant manufacturing cost reductions offset the unfavorable effect of lower sales volume.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $157,629, or 10%, to $1,407,703 (49% of sales) in the first half of fiscal 2002, from $1,565,332 (44% of sales) in the same period of fiscal 2001. This decrease was primarily the result of cost reductions relating to a reduced number of employees, their associated salaries, and other expenses, coupled with lower commissions due to lower sales volume.

            RESEARCH AND DEVELOPMENT decreased $141,231 to $205,845 (7% of sales) in the first half of fiscal 2002, from $347,076 (10% of sales) in the same period of fiscal 2001. This decrease was the result of completion of certain development projects, coupled with increased efficiency through the use of external consultants.

            RESTRUCTURING CHARGE of $80,626 is associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. Included in this restructuring charge are the costs of personnel severance, attorney fees, and costs to vacate leased manufacturing space.

            LOSS FROM OPERATIONS as a result of the above was $408,623 in first half of fiscal 2002, compared to a loss from operations of $298,775 in the comparable period of fiscal 2001, an increased loss of $109,287, primarily due to lower sales volume. The NET LOSS was $492,428 in first half of fiscal 2002, compared to a net loss of $633,774 in the same period of fiscal 2001. Included in the Net loss for the first half of fiscal 2002 was an additional gain of $50,000 on the sale of the Materials Characterization business segment, as a result of a negotiated "earn out" settlement. Included in the Net loss for the first half of FY2001 was $213,415 of additional loss from operation of discontinued Materials Characterization business segment. Net interest expense, at $132,163 in first half of fiscal 2002, was slightly higher than the net interest expense of $111,150 in the same period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

            TOTAL ASSETS decreased by $2,381,552 (36%), to $4,149,111 in the first half of fiscal 2002, as compared to $6,530,663 at the end of fiscal 2001. Cash decreased by $919,493, to $280,963, primarily due to total debt repayments of $1,071,068, $804,852 of which was paid to subordinated debt holders, and $266,216 was paid to senior lenders, repaying the Company's revolving line of credit. Note receivable, current and long-term, decreased by $795,187 to $600,000, as a result of payments from NETZSCH offset by increase due to $50,000 earnout settlement. Accounts receivable decreased by $437,484 to $842,537, as a result of lower sales. Inventory decreased by $86,403 to $1,168,492 due to reduced sales volumes. Prepaid expenses decreased by $26,280 to $79,141 due primarily to the recovery of VAT taxes. Equipment and fixtures decreased by $25,169 to $120,327, due to depreciation and limited capital expenditures. Other assets decreased by $91,536 to $1,057,651, due to amortization.

        TOTAL CURRENT LIABILITIES decreased by $767,679 to $2,842,876 at the end of first half of fiscal 2002 from $3,610,555 at the end of fiscal 2001. Revolving line of credit decreased by $266,216, to $382,965, as a result of a lower borrowing base due to reduced receivables. The current portion of long-term debt increased by $187,839 to $1,068,810, primarily due to the reclassification of certain subordinated debt to current debt, offset by over $800,000 in debt payments. Accounts payable decreased by $217,931 to $954,680. Accrued expenses and other decreased by $471,371 to $436,421 as a result of payment of certain liabilities associated with the sale of the Materials Characterization business segment to NETZSCH.

            ACCRUED LONG-TERM LIABILITY decreased by $90,000 to zero, as a result of settlement of certain long-term liabilities associated with the sale of the Materials Characterization business segment to NETZSCH.

            LONG-TERM DEBT decreased by $1,007,368 to $249,643 at March 31, 2002 from $1,257,011 at September 30, 2001, due to the reclassification of certain subordinated debt to the current portion of long-term debt, coupled with the earlier repayment of certain portions of this debt obligation.

            OPERATING CASH OUTFLOW was $523,387 in the first half of fiscal 2002, compared to an operating cash outflow of $34,141 in the comparable period of fiscal 2001. Operating cash flow was positively affected by decreased accounts receivable, inventories, and other current assets, offset by an increased net loss (exclusive of non cash depreciation and amortization expenses) and reductions in accounts payable and accrued expenses.

            INVESTMENT ACTIVITY saw a $695,421 cash inflow from Notes Receivable offset by the Company acquiring equipment valued at only $4,596 in the first half of fiscal 2002.

             FINANCING ACTIVITY was substantial, consisting of principal payments on long-term debt and capital leases of $819,529, compared to payments of $224,569 in the comparable period of fiscal 2001. The Silicon Valley Bank revolving credit line was reduced by $266,216 in the first half of fiscal 2002. Fiscal 2001 also included a non-cash transaction involving the expense of R&D technology valued at $32,895, paid for by forgiveness of Accounts Receivable of $15,527 and issuance of 9,648 shares of common stock valued at $17,368.

            As noted previously, the Company sold its Materials Characterization business segment to NETZSCH, with payment provided in cash, notes, assumed liabilities, and an earnout of undefined value. As of December 31, 2001, residual payments due from this sale were in two parts - a current note receivable of $181,367, due and subsequently paid on January 31, 2002; and a long-term note receivable, with a net present value of $570,247, payable over four years. On March 29, 2002, the Company signed an agreement with NETZSCH for payment of the long-term note receivable in the amount of $570,000, an earnout payment of $50,000, and full settlement of any and all other obligations. Under this agreement, $20,000 was paid on March

29, 2002; $350,000 was due and paid on April 16, 2002; and $250,000 is due on or before July 19, 2002.

            The net effect of these transactions was a decrease in cash of $919,493 resulting in a cash balance of $280,963 at the end of the first half of fiscal 2002.

         As of March 31, 2002 the Company had an outstanding order backlog for product and services of approximately $948,000 as compared to a backlog of $979,000 as of March 31, 2001, and a backlog of approximately $1,383,000 at the end of fiscal 2001. The Company believes that substantially all of the $948,000 backlog will be realized in fiscal 2002.


NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

         Effective March 29, 2002, the Company renewed and amended its receivables-based line of credit with Silicon Valley Bank for an additional year. The size of the line of credit was reduced from $850,000 to $700,000, with advances for eligible foreign receivables capped at $600,000. The line continues to be collateralized by substantially all assets of the Company and requires the achievement of certain tangible net worth covenants, as defined in the agreement. The modified line incurs interest at prime plus 2%. Covenants were reduced effective March 31, 2002, continuing through expiration. The Company was in compliance with its new covenant as of March 31, 2002. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

         As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc., secured by substantially all the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. At March 31, 2002, the principal outstanding on this financing was $950,000. On May 2, 2002 the Company signed a fifth amendment with Finova Mezzanine Capital, Inc., effective March 31, 2002, with respect to its subordinated debt covenants and other issues, converting the covenants through September 30, 2002 to minimum quarterly sales levels. The Company was in compliance with its amended covenant as of March 31, 2002. This amendment modified a previously scheduled principal payment of approximately $123,000 in April 2003, to provide for $50,000 due May 2, 2002 and $75,000 due August 1, 2002. This amendment also rescheduled the $300,000 payment originally due October 1, 2002 to no later than December 31, 2002. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

            As of July 1, 2000, the Company incurred additional subordinated debt of $425,655 in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the Company, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001. As of March 31, 2002, the principal outstanding was $345,845.

GENERAL COMPANY LIQUIDITY

            Assuming that appropriate covenant amendments and waivers can continue to be obtained from Silicon Valley Bank if required, management believes that operating capital, the line of credit from Silicon Valley Bank, and the $950,000 subordinated debt financing from Finova will provide sufficient capital to maintain stable Company operations through March 31, 2003. The Company believes that its strategic marketing and sales initiatives, the recent downsizing, the Metrisa GmbH restructuring (now largely completed), and other cost savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such sales and marketing or product development efforts and cost reductions, or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

            FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. During the first half of fiscal 2002 the Company's sales revenue included $709,402, derived from sales of Metrisa GmbH, which are denominated in Euro. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on inter-company debt is shown in the Equity section of the balance sheet. The quarter ended March 31, 2002 resulted in an unfavorable exchange impact on inter-company debt of $7,766.

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

Item 2. Changes in Securities
        ---------------------
        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders
        ----------------------------------------------------

        The Company's Annual Meeting of Stockholders was held March 5, 2002 to consider the election of John V. Atanasoff III, Joseph J. Caruso, Joaquim S.S. Ribeiro, Emile A. Sayegh, Salvatore J. Vinciguerra and John
        E. Wolfe as Directors. Stockholders also voted to approve the selection of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending September 30, 2002.

        The following table indicates the number of votes cast for or against, as well as the number of abstentions (there were no broker non-votes) as to each matter considered at the Company's 2002 Annual Stockholders Meeting.

                                                                   VOTES          VOTES
                                   ITEMS CONSIDERED                 FOR          AGAINST       ABSTENTIONS
                                   ----------------                 ---          -------       -----------
        1.  Fix the number of Directors at six (6)                1,045,197        866            1,647

        2.  Election of Nominated Directors                       1,046,840        870                0

        3.  To approve the selection of Grant Thornton LLP as
            independent auditors                                  1,046,073          0            1,637

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

                                                  Metrisa, Inc.



                                                  By: \s\ John E. Wolfe
                                                      --------------------------
                                                          John E. Wolfe
                                                          President


Date:  May 15, 2002