Form 10QSB
period 2002-06-30
METRISA INC
filed 2002-08-13
CIK 812151

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                -----------------
                                   FORM 10-QSB
                                -----------------


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-16152

                           --------------------------
                                  METRISA, INC.
                           --------------------------

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


                           --------------------------
                                 (781) 275-9660
                 (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)
                           --------------------------



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of August 14, 2002, 1,458,111 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:
Yes        No   X
    -----     -----

================================================================================

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Page.................................................................

Table of Contents........................................................... 1

PART I.  FINANCIAL INFORMATION (*)

        Item 1.  Financial Statements

                 Balance Sheets............................................. 2

                 Statements of Operations................................... 3

                 Statements of Cash Flows................................... 4

                 Statement of Stockholder Equity............................ 5

                 Notes to Financial Statements.............................. 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................ 11

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.......................................... 16

Item 2.          Changes in Securities...................................... 16

Item 3.          Defaults upon Senior Securities............................ 16

Item 4.          Submission of Matters to a Vote of Security Holders........ 16

Item 5.          Other Information.......................................... 16

Item 6.          Exhibits and Reports on Form 8-K........................... 16

SIGNATURES.................................................................. 17


(*) The financial information at September 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Item 1.  Financial Statements
--------------------------------------------------------------------------------
                                  METRISA, INC.
                                 BALANCE SHEETS

                                                                                             June 30,           September 30,
                                                                                               2002                  2001
                                                                                           -----------           -----------
                                    ASSETS                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                                $   298,411           $ 1,200,456
  Accounts receivable, less allowance for doubtful accounts
     of $74,421 and $91,424 at June 30, 2002 and September 30, 2001, respectively              931,174             1,280,021

  Inventory:
    Raw materials                                                                              538,824               801,302
    Work in process                                                                            298,073               201,218
    Finished goods                                                                             205,316               252,375
                                                                                           -----------           -----------

                                                                                             1,042,213             1,254,895

  Prepaid expenses                                                                              82,251               105,421
    Note receivable                                                                            250,000               737,654
                                                                                           -----------           -----------
          Total current assets                                                               2,604,049             4,578,447

Long-term Note Receivable                                                                         --                 657,533
Equipment and fixtures, net                                                                    107,758               145,496
Other assets, net of accumulated amortization of $1,060,882 and
     $928,894 at June 30, 2002 and September 30, 2001, respectively                          1,017,198             1,149,187
                                                                                           -----------           -----------

          Total assets                                                                     $ 3,729,005           $ 6,530,663
                                                                                           ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                                                                     390,000               649,181
  Current portion of long-term debt                                                          1,035,571               880,971
  Accounts payable                                                                             835,065             1,172,611
  Accrued expenses and other                                                                   437,561               907,792
                                                                                           -----------           -----------

          Total current liabilities                                                          2,698,197             3,610,555
                                                                                           -----------           -----------

Accrued long-term liability                                                                       --                  90,000

Long-term debt, less current portion                                                           220,817             1,257,011

Commitments

Stockholders' equity:
  Preferred stock $1.00 par value, 10,000,000 shares authorized,
     0 shares issued and outstanding at June 30, 2002 and September 30, 2001                      --                    --
  Common stock, $.50 par value, 4,000,000 shares authorized, 1,458,111 and 1,458,101 shares issued at June 30, 2002 and September 30,
     2001,  respectively                                                                       729,055               729,050
  Additional paid-in capital                                                                 2,780,429             2,780,416
  Accumulated deficit                                                                       (2,674,066)           (1,911,749)
  Cummulative translation adjustment                                                           (25,427)              (24,620)
                                                                                           -----------           -----------

          Total stockholders' equity                                                           809,991             1,573,097
                                                                                           -----------           -----------

               Total liabilities and stockholders' equity                                  $ 3,729,005           $ 6,530,663
                                                                                           ===========           ===========

   The accompanying notes are an integral part of the financial statements

                                  METRISA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                                          June 30,                              June 30,
                                                                 -----------    -----------           -----------      -----------
                                                                     2002          2001                  2002              2001
                                                                 -----------    -----------           -----------      -----------
Sales:
 Product sales                                                   $ 1,232,730    $ 1,825,512           $ 3,884,476      $ 5,267,100
 Service Sales                                                       130,653         65,339               350,536          207,334
                                                                 -----------    -----------           -----------      -----------

Net sales                                                          1,363,383      1,890,851             4,235,012        5,474,434

Cost of sales                                                        729,036        903,602             2,315,114        2,873,552
                                                                 -----------    -----------           -----------      -----------

Gross profit                                                         634,347        987,249             1,919,898        2,600,882

Operating expenses:
 Selling, general and administrative                                 724,010        751,780             2,131,713        2,317,112
 Research and development                                            129,678        122,312               335,526          469,388
 Restructuring Charge                                                   --             --                  80,626             --
                                                                 -----------    -----------           -----------      -----------

                                                                     853,688        874,092             2,547,865        2,786,500
                                                                 -----------    -----------           -----------      -----------

(Loss) profit from operations                                       (219,341)       113,157              (627,967)        (185,618)

Other (expense) income:
 Other income (expense)                                                6,008         (1,320)                4,366          (11,754)
 Interest income                                                         465          1,667                 1,598           19,155
 Interest expense                                                    (57,018)       (65,561)             (190,314)        (194,199)
                                                                 -----------    -----------           -----------      -----------

                                                                     (50,545)       (65,214)             (184,350)        (186,798)
                                                                 -----------    -----------           -----------      -----------

(Loss) profit from continuing operations before taxes               (269,886)        47,943              (812,317)        (372,416)

Income taxes                                                            --             --                    --               --
                                                                 -----------    -----------           -----------      -----------

(Loss) profit from continuing operations                            (269,886)        47,943              (812,317)        (372,416)

Discontinued operations:
Loss from operations of discontinued segment (Net of tax)               --          (35,138)                 --           (248,552)
Gain on disposal of discontinued segment (Net of tax)                   --             --                  50,000             --
                                                                 -----------    -----------           -----------      -----------

 (Loss) Gain from operations and disposal of discontinued segment       --          (35,138)               50,000         (248,552)

Net (Loss) Income                                                $  (269,886)   $    12,805           $  (762,317)     $  (620,968)
                                                                 ===========    ===========           ===========      ===========

Net (loss) income per share from continuing operations           $     (0.19)   $      0.03           $     (0.56)     $     (0.26)
Net (loss) income per share from discontinued segment            $      --      $     (0.02)          $      0.03      $     (0.17)
Net (loss) income per common share-basic and diluted             $     (0.19)   $      0.01           $     (0.53)     $     (0.43)
Shares outstanding-basic and diluted                               1,458,111      1,458,101             1,458,108        1,457,005

   The accompanying notes are an integral part of the financial statements

                                  METRISA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                     -----------           -----------
                                                                         2002                  2001
                                                                     -----------           -----------
Operating activities:
  Net loss                                                           $  (762,317)          $  (620,968)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                        143,439               289,633
    Amortization of debt discount                                         37,668                37,723
    Gain recorded on disposal of segment                                 (50,000)                 --
    Non-cash research and development expenditure                           --                  32,895
    Reduction in reserve for Bad Debt                                    (17,003)              (32,239)
    Changes in operating assets and liabilities:
      Accounts receivable                                                365,446               339,073
      Inventories                                                        212,319               167,331
      Prepaid expenses                                                    23,170               (59,640)
      Accounts payable and accrued expenses                             (748,011)                3,345
                                                                     -----------           -----------

Net cash (used in) provided by operating activities                     (795,289)              157,153

Investing activities:
    Notes Receivable                                                   1,045,421                  --
    Additions to equipment and fixtures                                  (11,379)              (32,445)
    Increase in other assets                                                --                 (42,512)
                                                                     -----------           -----------

Net cash provided by (used in) investing activities                    1,034,042               (74,957)

Financing activities:
  Principal payments on long-term debt                                  (861,061)             (247,448)
  Principal payments on capital lease obligation                         (20,533)              (20,079)
  Decrease in revolving line of credit                                  (259,181)                 (253)
  Proceeds from exercise of stock options                                     18                  --
                                                                     -----------           -----------

Net cash used in financing activities                                 (1,140,757)             (267,780)
                                                                     -----------           -----------

Effect of foreign exchange rate on cash                                      (41)                 (734)

Net decrease in cash and cash equivalents                               (902,045)             (186,318)

Cash and cash equivalents at beginning of period                       1,200,456             1,040,742
                                                                     -----------           -----------

Cash and cash equivalents at end of period                           $   298,411           $   854,424

Non-cash Transactions:
   Exchange of Note Receivable for certain accrued expenses          $   149,766           $      --
   Issuance of common stock and forgiveness of
    receivable for research and development expenditure              $      --             $    32,895

Supplemental disclosures:
Cash paid for interest expense                                       $   152,646           $   270,520

    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     for the nine months ended June 30, 2002

                                                                                                       Retained          Total
                                               Common Stock            Additional      Cumulative      Earnings          Stock-
                                                 Par Value             Paid - In       Translation    (Accumulated       holders'
                                           Shares        Amount        Capital         Adjustment      Deficit)          Equity
Balance September  30, 2001 (audited)     1,458,101   $   729,050     $ 2,780,416     $   (24,620)    $(1,911,749)     $ 1,573,097

Exercise of Stock Options                        10             5              13            --              --        $        18

Cumulative translation adjustment              --            --              --              (807)           --        $      (807)

Net Loss                                       --            --              --              --          (762,317)     $  (762,317)
                                        -------------------------------------------------------------------------------------------
Balance June 30, 2002 (unaudited)         1,458,111   $   729,055     $ 2,780,429     $   (25,427)    $ (2,674,066     $   809,991
                                        ===========================================================================================


    The accompanying notes are an integral part of the financial statements.

                                  METRISA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB.

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

On September 30, 2001, the Company sold substantially all of the assets ("Purchased Assets") of its Materials Characterization business segment, operated through the Company's Holometrix Micromet Division, including Metrisa's thermaphysical properties and cure monitoring instrument businesses and its associated contract testing services business, all relating to materials properties testing, to a new entity created to operate the Purchased Assets, NETZSCH Instruments, Inc. ("NETZSCH"). The results of operations for the quarter ended June 30, 2001 have been restated to exclude results of the Holometrix Micromet Division. The Company sold this unprofitable segment to refocus its efforts on the Process Analytical segment of the business. The ongoing Process Analytical segment of the business is comprised of the previously noted Tytronics, Nametre and Monitek product lines, and is the only remaining operating segment of the Company.

2.       LIQUIDITY

The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon its future financial and operating performance and upon the Company's ability to obtain further covenant amendments or waivers, if required, or refinance borrowings or raise additional equity capital. On May 2, 2002, the Company obtained a waiver and amendment with respect to its subordinated debt financing agreement with Finova Mezzanine Capital, Inc., along with revised sales-based covenants for the quarters ending March 31, June 30 and September 30, 2002. Prior to obtaining the waiver and amendment, the Company was in violation of the existing cash flow coverage covenant. This violation was due in large part to recent sales falling below management's expectations. Similar cash flow coverage covenants need to be met for the quarters ending December 31, 2002, March 31, 2003 and June 30, 2003. The Company reflects the Finova note as current because there cannot be complete assurance that the Company will be able to meet these covenants. Management plans aggressive sales activities, and other cost reductions, and will continue to negotiate with its lenders as needed in order to develop a satisfactory longer term financing plan with respect to its debt agreements, as well as explore other avenues to generate sufficient liquidity. However, there are no assurances that these initiatives will be successful or that any changes can be obtained on acceptable terms.

Effective March 29, 2002, the Company renewed and amended its receivables-based line of credit with Silicon Valley Bank for an additional year. The size of the line of credit was reduced from $850,000 to $700,000, with advances for eligible foreign receivables capped at $600,000. Covenants were reduced effective March 31, 2002, continuing through expiration, including cross covenant provisions on subordinated debt. The Company was in compliance with its new covenant as of June 30, 2002. However, meeting future covenants is dependent on future financial performance and there can be no assurances that these recently changed covenant requirements can be met.

As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc., secured by substantially all the assets of the Company, but subordinated to the Silicon Valley Bank financing. At June 30, 2002, the principal outstanding on this financing was $900,000. On May 2, 2002 the Company signed a fifth amendment with Finova Mezzanine Capital, Inc., effective March 31, 2002, with respect to its subordinated debt covenants and other issues, converting the covenants through September 30, 2002 to minimum quarterly sales levels. The Company was in compliance with its amended covenant as of June 30, 2002. This amendment modified a previously scheduled principal payment of approximately $123,000 in April 2003, to provide for $50,000 due May 2, 2002 and $75,000 due August 1, 2002. This amendment also rescheduled the $300,000 payment originally due October 1, 2002 to no later than December 31, 2002. This note is subject to certain acceleration clauses, financial and non-financial. However, meeting these future covenants is dependent on future financial performance and there can be no assurances that these recently changed covenant requirements can be met.

The aggregate amounts of scheduled principal payments on the Company's debt at June 30, 2002 are as follows:

              FOR 12 MONTHS END JUNE 30:              DEBT PAYMENT
                  2003                                 $ 512,903
                  2004                                   637,071
                  2005                                   106,414
                                                         -------

                                                      $1,256,388

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

                                        Three Months Ended June 30,           Nine Months Ended June 30,
                                       ----------------------------          ----------------------------
                                            2002               2001               2002               2001
                                       ---------          ---------          ---------          ---------
Basic shares                           1,458,111          1,458,101          1,458,108          1,457,005
Effect of dilutive securities               --                 --                 --                 --
                                       ---------          ---------          ---------          ---------
Dilutive shares                        1,458,111          1,458,101          1,458,108          1,457,005

The following table summarizes securities that were outstanding as of June 30, 2002 and 2001, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                              Three Month and Nine Month Periods Ended June 30,
                              -------------------------------------------------
                                    2002                                   2001
                                    ----                                   ----
Options                          207,811                                314,896
Warrants                         391,894                                388,836

On June 13, 2002, the Company issued 10,000 new warrants to a secured creditor, in exchange for the cancellation of warrants previously issued. The warrants have an exercise price of $2.00 per share.

4.       RESTRUCTURING CHARGES

The Company established a restructuring charge of $80,626 in December 2001, associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. The relocation was completed in May 2002. Included in this restructuring charge are the costs of personnel severance for three people, attorney fees and costs to vacate leased manufacturing space. As of June 30, 2002 the Company has paid out all restructuring charges.

5.       NETZSCH NOTE AND EARNOUT

As noted previously, the Company sold its Materials Characterization business segment to NETZSCH, with payment provided in cash, notes, assumed liabilities, and an earnout of undefined value. As of December 31, 2001, residual payments due from this sale were in two parts - a current note receivable of $181,367, due and subsequently paid on January 31, 2002; and a long-term note receivable, with a net present value of $570,247, payable over four years. On March 29, 2002, the Company signed an agreement with NETZSCH for payment of the long-term note receivable in the amount of $570,000, an earnout payment of $50,000, and full settlement of any and all other obligations. Under this agreement, $20,000 was paid on March 29, 2002; $350,000 was paid on April 16, 2002; and $250,000 was paid on July 18, 2002. The
earnout was recorded as an additional gain on sale of discontinued operation in the quarter ended March 31, 2002.

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

7.       COMPREHENSIVE LOSS

For the nine months ended June 30, 2002 and 2001, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive Loss was $763,124 and $635,655 for the nine months ended June 30, 2002 and 2001, respectively.

8.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company and Bantam Group, Inc. were parties to a month-to-month consulting agreement terminated in June 2002 with mutual consent. No payments were made in the quarter. The payments and expense recorded under this agreement were $24,000 and $3,775 through June 30, 2002. The balance due to The Bantam Group at June 30, 2002 is $1,775. Mr. Caruso, a director of the Company, is president of The Bantam Group, Inc.

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

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time expected annual and quarterly goodwill amortization of approximately $72,000 and $18,000, respectively, will no longer be recognized. By no later than March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized and recorded in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principles.

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

ITEM 2.

--------------------------------------------------------------------------------
                                  METRISA, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

         REVENUE RECOGNITION. We record product revenues and related cost of sales on the date of shipment or, if required, upon acceptance by the customer, provided that we believe collectibility of the net sales amount is probable. Accordingly, at the date revenue is recognized, the significant uncertainties concerning the sale have been resolved.

         ACCOUNTS RECEIVABLE. We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing balances outstanding over a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

         INVENTORY. We state our inventories at the lower of cost or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products should deteriorate.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2002, AS COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 2001

         NET SALES in the third quarter of fiscal 2002 totaled $1,363,383, as compared to $1,890,851 in the comparable quarter of fiscal 2001, a decrease of $527,468, or 28%. The reduction in sales is due to lower bookings in fiscal 2002, caused by depressed market conditions in the Company's chemical, petrochemical and refining markets, worldwide.

         COST OF SALES decreased to $729,036 (53% of sales) in the third quarter of fiscal 2002, from $903,602 (47% of sales) in the same period of fiscal 2001, due to lower sales volume. The percentage increase in Cost of Sales is a result of fixed manufacturing expenses impacting a lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $27,770, or 4%, to $724,010 (53% of sales) in the third quarter of fiscal 2002 from $751,780 (39% of sales) in the second quarter of fiscal 2001. This decrease was primarily the result of cost reductions in the number of employees, their associated salaries, and other expenses, coupled with lower commissions due to lower sales volume.

         RESEARCH AND DEVELOPMENT increased $7,366 to $129,678 (10% of sales) in the third quarter of fiscal 2002, from $122,312 (6% of sales) in the third quarter of fiscal 2001. This increase was the result of acceleration of certain development projects, coupled with the use of external consultants.

         LOSS FROM OPERATIONS as a result of the above was $219,341 in the third quarter of fiscal 2002, compared with a profit from operations of $113,157 in the comparable period of fiscal 2001, an increased loss of $332,498, primarily due to lower sales volume. The NET LOSS was $269,886 in the third quarter of fiscal 2002, compared to a net profit of $12,805 for the same period of fiscal 2001. Included in the Net loss for the second quarter of FY2001 was $35,138 of additional loss from the operation of discontinued Materials Characterization business segment. Net interest expense, at $56,553 in the third quarter of fiscal 2002, was slightly lower than the net interest expense of $63,984 in the same period of fiscal 2001 due to lower interest income and lower Finova interest expense as a result of debt repayment.

NINE-MONTH PERIOD ENDED JUNE 30, 2002, AS COMPARED WITH THE NINE-MONTH PERIOD ENDED JUNE 30, 2001

         NET SALES in the first nine months of fiscal 2002 totaled $4,235,012, as compared to $5,474,434 in the comparable period of fiscal 2001, a decrease of $1,239,422, or 23%. The reduction in sales of fiscal 2002 was caused by lower fiscal 2002 bookings, due to depressed market conditions in the Company's chemical, petrochemical and refining markets, worldwide.

         COST OF SALES decreased to $2,315,114 (55% of sales) in the first nine months of fiscal 2002, from $2,873,552 (52% of sales) in the same period of fiscal 2001, a decrease of $558,438, due to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $185,399, or 8%, to $2,131,713 (50% of sales) in the first nine months of fiscal 2002, from $2,317,112 (42% of sales) in the same period of fiscal 2001. This decrease was primarily the result of cost reductions relating to a reduced number of employees, their associated salaries, and other expenses, coupled with lower commissions due to lower sales volume.

         RESEARCH AND DEVELOPMENT decreased $133,862 to $335,526 (8% of sales) in the first nine months of fiscal 2002, from $469,388 (9% of sales) in the same period of fiscal 2001. This decrease was the result of the completion of certain development projects, coupled with increased efficiency through the use of external consultants.

         RESTRUCTURING CHARGE of $80,626 is associated with the relocation of certain portions of Monitek production from Metrisa GmbH in Dusseldorf, Germany, to the Company's Bedford, MA facility. Included in this restructuring charge are the costs of personnel severance, attorney fees, and costs to vacate leased manufacturing space.

         LOSS FROM OPERATIONS as a result of the above was $627,967 in first nine months of fiscal 2002, compared to a loss from operations of $185,618 in the comparable period of fiscal 2001, an increased loss of $442,349, primarily due to lower sales volume. The NET LOSS was $762,317 in first nine months of fiscal 2002, compared to a net loss of $620,968 in the same period of fiscal 2001. Included in the Net loss for fiscal 2002 was an additional gain of $50,000 on the sale of the Materials Characterization business segment, as a result of a negotiated "earn out" settlement. Included in the Net loss for fiscal 2001 was $248,552 of an additional loss from operations of the discontinued Materials Characterization business segment. Net interest expense, at $188,716 in first nine months of fiscal 2002, was slightly higher than the net interest expense of $175,044 in the same period of fiscal 2001, due to lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

         TOTAL ASSETS decreased by $2,801,658 (43%), to $3,729,005 in the first nine months of fiscal 2002, as compared to $6,530,663 at the end of fiscal 2001. Cash decreased by $902,045, to $298,411, primarily due to total debt repayments of $1,120,242 and $861,061 of which was paid to subordinated debt holders, $259,181 of which was paid to senior lenders, repaying the Company's revolving line of credit. Note receivable, current and long-term, decreased by $1,145,187 to $250,000, as a result of payments from NETZSCH offset by increase due to $50,000 earnout settlement. Accounts receivable decreased by $348,847 to $931,174, as a result of lower sales. Inventory decreased by $212,682 to $1,042,213 due to reduced sales volumes. Prepaid expenses decreased by $23,170 to $82,251 due primarily to the recovery of VAT taxes. Equipment and fixtures decreased by $37,738 to $107,758, due to depreciation and limited capital expenditures of only $11,379. Other assets decreased by $131,989 to $1,017,198, due to amortization.

      TOTAL CURRENT LIABILITIES decreased by $912,358 to $2,698,197 at the end of third quarter of fiscal 2002 from $3,610,555 at the end of fiscal 2001. Revolving line of credit decreased by $259,181, to $390,000, as a result of more conservative spending. The current portion of long-term debt increased by $154,600 to $1,035,571, primarily due to the reclassification of certain subordinated debt to current debt, offset by over $860,000 in debt payments. Accounts payable decreased by $337,546 to $835,065. Accrued expenses and other decreased by $470,231 to $437,561 as a result of payment of certain liabilities associated with the sale of the Materials Characterization business segment to NETZSCH.

         ACCRUED LONG-TERM LIABILITY decreased by $90,000 to zero, as a result of settlement of certain long-term liabilities associated with the sale of the Materials Characterization business segment to NETZSCH.

         LONG-TERM DEBT decreased by $1,036,194 to $220,817 at June 30, 2002 from $1,257,011 at September 30, 2001, due to the reclassification of certain subordinated debt to the current portion of long-term debt, coupled with the earlier repayment of certain portions of this debt obligation.

         OPERATING CASH OUTFLOW was $795,289 in the first nine months of fiscal 2002, compared to an operating cash inflow of $157,153 in the comparable period of fiscal 2001. Operating cash flow was positively affected by decreased accounts receivable, inventories, and other current assets, offset by an increased net loss (exclusive of non cash depreciation and amortization expenses) and substantial reductions in accounts payable and accrued expenses.

         INVESTMENT ACTIVITY saw a $1,045,421 cash inflow from Notes Receivable slightly offset by the Company acquiring equipment valued at only $11,379 in the first half of fiscal 2002.

          FINANCING ACTIVITY was substantial, consisting of principal payments on long-term debt and capital leases of $881,594, compared to payments of $267,527 in the comparable period of fiscal 2001. The Silicon Valley Bank revolving credit line was reduced by $259,181 in the first nine months of fiscal 2002. Fiscal 2001 also included a non-cash transaction involving the expense of R&D technology valued at $32,895, paid for by forgiveness of Accounts Receivable of $15,527 and issuance of 9,648 shares of common stock valued at $17,368.

         As noted previously, the Company sold its Materials Characterization business segment to NETZSCH, with payment provided in cash, notes, assumed liabilities, and an earnout of undefined value. As of December 31, 2001, residual payments due from this sale were in two parts - a current note receivable of $181,367, due and subsequently paid on January 31, 2002; and a long-term note receivable, with a net present value of $570,247, payable over four years. On March 29, 2002, the Company signed an agreement with NETZSCH for payment of the long-term note receivable in the amount of $570,000, an earnout payment of $50,000, and full settlement of any and all other obligations. Under this agreement, $20,000 was paid on March 29, 2002; $350,000 was paid on April 16, 2002; and $250,000 was due and paid on July 18, 2002.

         The net effect of these transactions was a decrease in cash of $902,045 resulting in a cash balance of $298,411 at the end of the third quarter of fiscal 2002.

       As of June 30, 2002 the Company had an outstanding order backlog for product and services of approximately $930,000 as compared to a backlog of $894,000 as of June 30, 2001, and a backlog of approximately $1,338,000 at the end of fiscal 2001. The Company believes that approximately $540,000 of the $930,000 backlog will be realized in fiscal 2002.

NOTES PAYABLE LINE OF CREDIT, SUBORDINATED DEBT LOANS

       Effective March 29, 2002, the Company renewed and amended its receivables-based line of credit with Silicon Valley Bank for an additional year. The size of the line of credit was reduced from $850,000 to $700,000, with advances for eligible foreign receivables capped at $600,000. The line continues to be collateralized by substantially all assets of the Company and requires the achievement of certain tangible net worth covenants, as defined in the agreement. The modified line incurs interest at prime plus 2%. Covenants were reduced effective March 31, 2002, continuing through expiration. The Company was in compliance with its new covenant as of June 30, 2002. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

       As of September 29, 1998, the Company was party to a $2,000,000 subordinated debt financing agreement with Finova Mezzanine Capital, Inc., secured by substantially all the assets of the Company, but subordinated to the Silicon Valley Bank financing. This loan is due in full September 30, 2003, with interest-only payments for the first two years, and partial payments beginning October 1, 2000. At June 30, 2002, the principal outstanding on this financing was $900,000. On May 2, 2002 the Company signed a fifth amendment with Finova Mezzanine Capital, Inc., effective March 31, 2002, with respect to its subordinated debt covenants and other issues, converting the covenants through September 30, 2002 to minimum quarterly sales levels. The Company was in compliance with its amended covenant as of June 30, 2002. This amendment modified a previously scheduled principal payment of approximately $123,000 in April 2003, to provide for $50,000 due May 2, 2002 and $75,000 due August 1, 2002. This amendment also rescheduled the $300,000 payment originally due October 1, 2002 to no later than December 31, 2002. Given the reduction in the Company's backlog and the current challenging business environment, there can be no assurance that these recently revised covenants can be met.

         As of July 1, 2000, the Company incurred additional subordinated debt of $425,655 in conjunction with the Monitek acquisition, payable to the parent of the seller, Sentex Sensing Technology, Inc. This loan is secured by substantially all of the assets of the Company, but is subordinated to both Silicon Valley Bank's and Finova's financings. This loan is due in full on June 30, 2005, with interest-only payments for the first year, and with monthly partial payments beginning July 1, 2001. As of June 30, 2002, the principal outstanding was $339,637.

GENERAL COMPANY LIQUIDITY

         Assuming that appropriate covenant amendments and waivers can continue to be obtained from Silicon Valley Bank if required, management believes that operating capital, the line of credit from Silicon Valley Bank, the $900,000 subordinated debt financing from Finova, and limited additional financing from existing investors will provide sufficient capital to maintain stable Company operations through June 30, 2003. The Company believes that its strategic marketing and sales initiatives, the recent downsizing, the Metrisa GmbH restructuring and other cost savings will provide stable Company operations for the foreseeable future. However, there can be no assurance that additional or adequate profitability and operating funds will be generated as a result of such sales and marketing or product development efforts and cost reductions, or that strategic relationships will materialize, or that covenant revisions and additional funding can be obtained on acceptable terms.

DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY EXCHANGE RISK. The value of the U.S. dollar affects the Company's financial results. During the first nine months of fiscal 2002 the Company's sales revenue included $961,359, derived from sales of Metrisa GmbH, which are denominated in Euro. Changes in exchange rates may positively or negatively affect the Company's consolidated revenues, gross margins, and operating expenses, as expressed in U.S. dollars. The impact of foreign exchange on inter-company debt is shown in the Equity section of the balance sheet. The quarter ended June 30, 2002 resulted in a favorable exchange impact on inter-company debt of $23,288.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
                Exhibit 99.1 Certification of Chief Executive and Chief Financial Officer

           (b) Reports on Form 8-K
                Not applicable.

SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Metrisa, Inc.



                                                    By: \s\ John E. Wolfe
                                                        ------------------------
                                                          John E. Wolfe
                                                          President

Date:  August 13, 2002